Form 10QSB
period 1999-06-30
SUNCOAST BANCORP INC
filed 1999-08-09
CIK 1072695

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM __________ TO __________


                        Commission file number 333-70231

                             SunCoast Bancorp, Inc.
       (Exact name of small business issuer as specified in its charter)


             Florida                                             65-0827141
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                       8592 Potter Park Drive, Suite 200
                               Sarasota, FL 34238
                    (Address of principal executive offices)

                                  941-923-0500
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes      No X
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                 Class                            Outstanding as of August 4, 1999
                 -----                            --------------------------------
     Common Stock, $.01 par value                 700,000

Transitional Small Business Disclosure Format:    Yes  [ ]    NO  [X]

                             SUNCOAST BANCORP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheet as of June 30, 1999........................... 1

               Statement of Operations for the Three Months
                              Ended June 30, 1999.......................... 2

               Statement of Operations for the Six Months
                              Ended June 30, 1999.......................... 3

               Statement of Cash Flows for the Six Months
                              Ended June 30, 1999.......................... 4

               Notes to Financial Statements............................... 5

      Item 2.  Management's Discussion and Analysis........................ 6

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders......... 6

      Item 6.  Exhibits and Reports on Form 8-K............................ 7

SIGNATURES................................................................. 7

EXHIBIT INDEX.............................................................. 7

                             SUNCOAST BANCORP, INC.
                                 BALANCE SHEETS

                                                   June 30, 1999     December 31, 1998
                                                   -------------     -----------------
                                                             (Unaudited)
ASSETS

Cash and due from banks                              $ 92,162             $  4,774
Federal funds sold                                         --                   --
                                                     --------             --------

        Total cash and cash equivalents                92,162                4,774

Securities available for sale                              --                   --

Loans                                                      --                   --
Less allowance for loan losses                             --                   --
                                                     --------             --------

Net loans                                                  --                   --

Deferred offering costs                               139,978               48,059
Premises and equipment, net                           297,135                1,410
Accrued interest & other assets                        51,928               16,477
                                                     --------             --------

        Total assets                                 $581,204             $ 70,720
                                                     ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $     --             $     --
  Interest bearing                                         --                   --
                                                     --------             --------

        Total deposits                                     --                   --
Accounts payable                                      108,415               53,911
Loans payable                                         674,525              101,188
Advances from organizers                                   --                   --
Customer repurchase agreements                             --                   --
Accrued interest & other liabilities                    7,052                1,441
                                                     --------             --------
        Total liabilities                             789,992              156,539

Shareholders' equity:
  Preferred stock, par value $.01 per share,
        3,000,000 shares authorized; no shares
        issued and outstanding                             --                   --
  Common stock, par value $.01 per share,                   0                    0
        10,000,000 shares authorized; 1 share
        issued and outstanding                             --                   --
  Additional paid-in capital                                1                    1
  Deficit                                            (208,789)             (85,821)
  Unrealized loss on securities available for sale         --                   --
                                                     --------             --------

        Total shareholders' equity                   (208,788)             (85,820)
                                                     --------             --------

        Total liabilities and shareholders' equity   $581,204             $ 70,720
                                                     ========             ========


See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three months ended June 30
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Interest income:
       Interest and fees on loans                    $        --    $        --
       Interest on securities                                 --             --
       Interest on federal funds sold                         --             --
       Interest on reverse repurchase agreement               --             --
       Interest other                                         --             --
                                                     -----------    -----------

Total interest income                                         --             --
Interest expense:
       Interest on deposits                                   --             --
       Interest on repurchase agreements                      --             --
       Interest other                                     11,089             --
                                                     -----------    -----------
Total interest expense                                    11,089             --
                                                     -----------    -----------

Net interest income                                      (11,089)            --

Provision for loan losses                                     --             --
                                                     -----------    -----------

Net interest income after
       Provision for loan losses                         (11,089)            --

Non-interest income

Non-interest expense:
       Salaries and benefits                              52,675          8,000
       Occupancy and equipment expense                     5,052             --
       Other expense                                      11,637          8,906
                                                     -----------    -----------

Total non-interest expense                                69,365         16,906
                                                     -----------    -----------

Net loss                                                 (80,454)       (16,906)
                                                     -----------    -----------

Other comprehensive income (loss)                             --             --
                                                     -----------    -----------

Comprehensive income (loss)                          $   (80,454)   $   (16,906)
                                                     ===========    ===========

Net loss per share                                   $(80,454.01)   $(16,906.45)
                                                     ===========    ===========

Average shares outstanding                                     1              1
                                                     ===========    ===========


See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Six months ended June 30,
                                                     ----------------------------
                                                         1999             1998
                                                     ------------     -----------
Interest income:
       Interest and fees on loans                    $         --     $        --
       Interest on securities                                  --              --
       Interest on federal funds sold                          --              --
       Interest on reverse repurchase agreement                --              --
       Interest other                                          --              --
                                                     ------------     -----------

Total interest income                                          --              --
Interest expense:
       Interest on deposits                                    --              --
       Interest on repurchase agreements                       --              --
       Interest other                                      14,092              --
                                                     ------------     -----------
Total interest expense                                     14,092              --
                                                     ------------     -----------

Net interest income                                       (14,092)             --

Provision for loan losses                                      --              --
                                                     ------------     -----------

Net interest income after
       Provision for loan losses                          (14,092)             --

Non-interest income

Non-interest expense:
       Salaries and benefits                               69,375           8,000
       Occupancy and equipment expense                      6,492              --
       Other expense                                       33,009           8,906
                                                     ------------     -----------

Total non-interest expense                                108,876          16,906
                                                     ------------     -----------

Net loss                                                 (122,968)        (16,906)
                                                     ------------     -----------

Other comprehensive income (loss)                              --              --
                                                     ------------     -----------

Comprehensive income (loss)                          $   (122,968)    $   (16,906)
                                                     ============     ===========

Net loss per share                                   $(122,967.74)    $(16,906.00)
                                                     ============     ===========

Average shares outstanding                                      1               1
                                                     ============     ===========



See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Six months ended June 30,
                                                         --------------------------
                                                             1999           1998
                                                          ---------       --------
Cash flows from operating activities:
       Net loss                                           $(122,968)      $(16,906)
       Adjustments to reconcile net loss to net
             cash used in operating activities:
             Depreciation                                     1,416             --
             Provision for loan losses                           --             --
             (Increase) Decrease in deferred
                offering costs                              (91,919)            --
             (Increase) Decrease in accrued interest
                and other assets                            (35,848)            --
             Increase (Decrease) in accrued interest
                and other liabilities                        60,115             --
                                                          ---------       --------

       Total adjustments                                    (66,236)            --
                                                          ---------       --------

Net cash used in operating activities                      (189,204)       (16,906)
                                                          ---------       --------

Cash flow from investing activities:
       Net increase in loans                                     --             --
       Purchase of securities available for sale                 --             --
       Maturity of securities available for sale                 --             --
       Purchase of premises and equipment                  (296,745)            --
                                                          ---------       --------
Net cash used in investing activities                      (296,745)            --
                                                          ---------       --------

Cash flow from financing activities:
       Net proceeds (retirement) of common stock                 --             --
       Payments on loans payable                                 --             --
       Proceeds from short-term financing                   573,337         25,000
       Proceeds (Repayments) on organizers advances              --             --
                                                          ---------       --------
Net cash provided by financing activities                   573,337         25,000
                                                          ---------       --------

Increase (Decrease) in cash and cash equivalents             87,388          8,094

Cash and cash equivalents, beginning of period                4,774             --
                                                          ---------       --------

Cash and cash equivalents, end of period                  $  92,162       $  8,094
                                                          =========       ========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest           $   7,605       $      -
                                                          =========       ========

Supplemental schedule of noncash financing activities:
       Settlement of organizers advances in exchange
             for issuance of common stock                 $       -        $     -
                                                          =========       ========

See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Suncoast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on April 1, 1998. The Company is in the development stage and its activities have been limited to the organization of the Bank, as well as the offering of $7,000,000 in common stock (the "Offering"). Approximately $6 million of the proceeds of the Offering are intended to be used by the Company to provide for the capitalization of the Bank.

Basis of Presentation:
         The accompanying unaudited financial statements include the accounts of the Company. No intercompany accounts or transactions exist.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING

         On July 13, 1999, the Company sold 700,000 shares of common stock in a public offering providing net proceeds of approximately $6.4 million after deducting underwriters discounts and offering costs. The net proceeds from the public offering less working capital, are being held in U. S. Treasury and Agency securities until the Bank obtains its charter and begins purchasing other investment securities.

Item 2.  Management's Discussion and Analysis

SunCoast Bancorp, Inc. was formed in April 1998 and is in the development stage. Accordingly, its operations have been limited to the organization of its proposed bank subsidiary, SunCoast National Bank (the Bank) and in raising its initial capital through the offering of its common stock (See Note B to the financial statements).

The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 1999:

Financial Condition

On June 30, 1999, the Company's initial public offering of common stock became effective. As a result of the offering, the Company raised $7 million in capital. After deducting underwriting discounts and offering costs, the net proceeds of the offering are approximately $6.4 million. This comprises the sole source of the Company's funding. Prior to the offering, the Company's sole funding source was the proceeds from two lines of credit of approximately $675,000. The lines were subsequently paid in full from the offering proceeds. Proceeds from the offering, along with any assets purchased, are to be used to fund the initial capitalization of the Bank at $6.0 million. Currently, the net proceeds are invested by the Company in U.S. Treasury and Agency securities and otherwise held by the Company as working capital for general corporate purposes and to pay operating expenses, as well as for possible future capital contributions to the Bank.

At June 30, 1999, the Company has invested approximately $297,135 in premises and equipment of which $112,000 is represented by the cost of the leasehold improvements to finish out the bank building. It is anticipated that the Company will incur additional expenditures of approximately $260,000 to complete and equip the main banking facility.

The net proceeds of the public offering are being held in an escrow account pending receipt of the Bank's charter from the Office of the Comptroller of the Currency and is being invested in U.S. Treasury and Agency securities.

Results of Operations

As the Company was formed in the second quarter of 1998, there is little to compare with second quarter operations of 1999. The only expenses during this period in 1998 were salary expenses and expenses incurred to establish a small office. The net loss of $80,454 for the second quarter of 1998 and the net loss for the six months ended June 30, 1998 is attributable solely to expenses incurred in the organization of the Company and the Bank, and for other pre-opening expenses. Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the second quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         27   Financial Data Schedule

b.       Reports on Form 8-K

         The Company did not file a Current report on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:    August 4, 1999                    /s/ John S. Wilks
                                       ---------------------------------------
                                               John S. Wilks
                                               Chief Financial Officer


Date:    August 4, 1999                    /s/ John T. Stafford
                                       ---------------------------------------
                                               John T. Stafford
                                               President and Chief Executive
                                               Officer


                                 EXHIBIT INDEX

Exhibit
Number
-------
27             Financial Data Schedule
