Form 10QSB
period 1999-09-30
SUNCOAST BANCORP INC
filed 1999-11-15
CIK 1072695

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION REPORT FROM            TO
                                                    ----------    ----------

                        Commission file number 333-70231

                             SunCoast Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Florida                                     65-0827141
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                        8592 Potter Park Drive, Suite 200
                               Sarasota, FL 34238
                    (Address of principal executive offices)

                                  941-923-0500
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                              Outstanding as of November 5, 1999
         -----                              ----------------------------------
         Common Stock, $.01 par value       700,000

Transitional Small Business Disclosure Format:  Yes         No   X
                                                    ---         ---

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  At September 30, 1999 and At December 31, 1998........................   1

                  Condensed Consolidated Statements of Operations -
                  Three Months ended September 30, 1999 and 1998 (unaudited)............   2

                  Condensed Consolidated Statements of Operations -
                  Nine Months ended September 30, 1999 and 1998 (unaudited).............   3

                  Condensed Consolidated Statement of Stockholder's Equity (Deficit)
                  Nine Months ended September 30, 1999 (unaudited)......................   4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months ended September 30, 1999 and 1998 (unaudited).............   5

                  Notes to Condensed Consolidated Financial Statements (unaudited) ..... 6-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................. 9-10

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders...................  11

         Item 6.  Exhibits and Reports on Form 8-K......................................  11

SIGNATURES..............................................................................  11

EXHIBIT INDEX...........................................................................  11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 1999      December 31, 1998
                                                                          ------------------      -----------------
ASSETS                                                                        (Unaudited)

Cash and due from banks                                                       $   202,280             $   4,774
Federal funds sold                                                              1,530,000                    --
                                                                              -----------             ---------

              Total cash and cash equivalents                                   1,732,280                 4,774

Securities available for sale                                                   5,332,371                    --

Loans                                                                              92,273                    --
Less allowance for loan losses                                                     (1,153)                   --
                                                                              -----------             ---------

Net loans                                                                          91,120                    --

Deferred offering costs                                                                --                48,059
Premises and equipment, net                                                       563,793                 1,410
Deferred tax asset                                                                151,325                    --
Accrued interest & other assets                                                   100,462                16,477
                                                                              -----------             ---------

              Total assets                                                    $ 7,971,352             $  70,720
                                                                              ===========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Deposits:
  Non-interest bearing                                                        $   101,169             $      --
  Interest bearing                                                              1,672,060                    --
                                                                              -----------             ---------

              Total deposits                                                    1,773,229                    --
Accounts payable                                                                   51,423                53,911
Loans payable                                                                          --               101,188
Accrued interest & other liabilities                                                1,452                 1,441
                                                                              -----------             ---------
              Total liabilities                                                 1,826,104               156,539
                                                                              -----------             ---------

Shareholders' equity (deficit):
  Preferred stock, par value $.01 per share,
     3,000,000 shares authorized; no shares
     issued and outstanding                                                            --                    --
  Common stock, par value $.01 per share,                                           7,000                     0
     10,000,000 shares authorized; 700,000 shares
     issued and outstanding
  Additional paid-in capital                                                    6,393,888                     1
  Accumulated Deficit                                                            (252,209)              (85,821)
  Accumulated other comprehensive income (loss)                                    (3,431)                   --
                                                                              -----------             ---------

              Total shareholders' equity (deficit)                              6,145,248               (85,820)
                                                                              -----------             ---------

              Total liabilities and shareholders' equity (deficit)            $ 7,971,352             $  70,720
                                                                              ===========             =========


See accompanying notes to condensed consolidated financial statements

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three months ended September 30
                                               -------------------------------
                                                   1999                 1998
                                                   ----                 ----

 Interest income:
     Interest and fees on loans                 $     173             $     --
     Interest on securities                        45,171                   --
     Interest on federal funds sold                 7,909                   --
     Interest other                                    --                   --
                                                ---------             --------

 Total interest income                             53,253                   --
                                                ---------             --------
 Interest expense:
     Interest on deposits                           3,002                   --
     Interest other                                 2,171                  527
                                                ---------             --------
 Total interest expense                             5,174                  527
                                                ---------             --------

 Net interest income (loss)                        48,079                 (527)

 Provision for loan losses                          1,153                   --
                                                ---------             --------

 Net interest income (loss) after
     Provision for loan losses                     46,926                 (527)
                                                ---------             --------

 Non-interest expense:
     Salaries and benefits                        120,817               12,000
     Occupancy and equipment expense               27,393               12,420
     Other expense                                 93,461               26,246
                                                ---------             --------

 Total non-interest expense                       241,671               50,666
                                                ---------             --------

 Loss before income tax benefit                  (194,745)             (51,193)
                                                ---------             --------

 Income tax benefit                               151,325                   --
                                                ---------             --------

 Net Loss                                       $ (43,420)            $(51,193)
                                                ---------             --------

 Other comprehensive income (loss)                 (3,431)                  --
                                                ---------             --------

 Comprehensive income (loss)                    $ (46,851)            $(51,193)
                                                =========             ========

 Net loss per share                             $   (0.07)            $(51,193)
                                                =========             ========

 Average shares outstanding                       608,697                    1
                                                =========             ========


See accompanying notes to condensed consolidated financial statements

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Nine months ended September 30,
                                              -------------------------------
                                                  1999                 1998
                                                  ----                 ----
Interest income:
    Interest and fees on loans                 $     173             $     --
    Interest on securities                        45,171                   --
    Interest on federal funds sold                 7,909                   --
    Interest other                                    --                   --
                                               ---------             --------

Total interest income                             53,253                   --
                                               ---------             --------
Interest expense:
    Interest on deposits                           3,002                   --
    Interest other                                16,263                  527
                                               ---------             --------
Total interest expense                            19,265                  527
                                               ---------             --------

Net interest income (loss)                        33,988                 (527)

Provision for loan losses                          1,153                   --
                                               ---------             --------

Net interest income (loss) after
    Provision for loan losses                     32,835                 (527)
                                               ---------             --------

Non-interest expense:
    Salaries and benefits                        190,192               20,000
    Occupancy and equipment expense               33,885               12,420
    Other expense                                126,471               35,152
                                               ---------             --------

Total non-interest expense                       350,548               67,572
                                               ---------             --------

Loss before income tax benefit                  (317,713)             (68,100)
                                               ---------             --------

Income tax benefit                               151,325                   --
                                               ---------             --------

Net loss                                        (166,388)             (68,100)
                                               ---------             --------

Other comprehensive income (loss)                 (3,431)                  --
                                               ---------             --------

Comprehensive income (loss)                    $(321,144)            $(68,100)
                                               =========             ========

Net loss per share                             $   (0.81)            $(68,100)
                                               =========             ========

Average shares outstanding                       205,128                    1
                                               =========             ========


See accompanying notes to condensed consolidated financial statements

                      SunCoast Bancorp, Inc. and Subsidiary
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1999

                                                                                                                        Total
                                                                     Additional                 Accumulated Other   Stockholders'
                                                Preferred  Common      Paid-In     Accumulated    Comprehensive        Equity
                                                  Stock    Stock       Capital       Defecit       Income (Loss)     (Deficit)
                                                  -----    -----       -------       -------       -------------     ---------

Balance at December 31, 1998 (unaudited)          $  --        --            --      (85,821)            --           (85,821)

Common stock issuance (700,000 shares)
         net of stock issuance costs of
         $599,112 (unaudited)                        --     7,000     6,393,888           --             --         6,400,888

Accumulated other comprehensive income (loss)        --        --            --           --         (3,431)           (3,431)
         (unaudited)

Net Loss (unaudited)                                 --        --            --     (166,388)            --          (166,388)
                                                  ---------------------------------------------------------------------------
Balance at September 30, 1999 (unaudited)         $  --     7,000     6,393,888     (252,209)        (3,431)        6,145,248
                                                  ===========================================================================

See accompanying notes to condensed consolidated financial statements

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended September 30,
                                                           ------------------------------
                                                                1999             1998
                                                                ----             ----

Cash flows from operating activities:
   Net loss                                                $   (166,388)        $(68,100)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                               7,886               --
       Provision for loan losses                                  1,153               --
       Credit for deferred income taxes                        (151,325)
       (Increase) Decrease in deferred
          offering costs                                         48,059               --
       (Increase) Decrease in accrued interest
         and other assets                                       (83,984)              --
       Increase (Decrease) in accrued interest
         and other liabilities                                   (2,477)              --
                                                           ------------         --------

   Total adjustments                                           (180,688)              --
                                                           ------------         --------

Net cash used in operating activities                          (347,076)         (68,100)
                                                           ------------         --------

Cash flow from investing activities:
   Net increase in loans                                        (92,273)              --
   Purchase of securities available for sale                (10,822,965)              --
   Maturity of securities available for sale                     44,874               --
   Sale of securities available for sale                      5,442,289               --
   Purchase of premises and equipment                          (570,271)              --
                                                           ------------         --------
Net cash used in investing activities                        (5,998,346)              --
                                                           ------------         --------

Cash flow from financing activities:
   Net increase in demand, savings, NOW, and money-
   market deposits                                            1,525,729               --
   Net increase in time deposits                                247,500               --
   Net proceeds (retirement) of common stock                         --               --
   Payments on loans payable                                   (674,525)              --
   Proceeds from short-term financing                           573,337           80,000
   Net Proceeds on issuance of common stock                   6,400,888               --
                                                           ------------         --------
Net cash provided by financing activities                     8,072,929           80,000
                                                           ------------         --------

Increase (Decrease) in cash and cash equivalents              1,727,507           11,900

Cash and cash equivalents, beginning of period                    4,774               --
                                                           ------------         --------

Cash and cash equivalents, end of period                   $  1,732,280         $ 11,900
                                                           ============         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $     18,560         $    527
                                                           ============         ========


See accompanying notes to condensed consolidated financial statements

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. GENERAL. SunCoast Bancorp, Inc. ("SUNB") was incorporated on April 1, 1998. SUNB owns 100% of the outstanding common stock of SunCoast National Bank ("Bank") (collectively the "Company"). SUNB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a nationally chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on September 7, 1999 and provides community banking services to businesses and individuals in Sarasota, Florida. The Company's fiscal year end is December 31.

         In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, the results of operations for three- and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements of the Company include the accounts of SUNB and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

         ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         SECURITIES. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those, which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS RECEIVABLE. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

         The accrual of interest on impaired loans is discounted when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line basis over the estimated useful life of each type of asset.

         INCOME TAXES. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Note: An income tax benefit was booked in the third quarter of 1999. The income tax credit represents the total benefit for losses incurred in 1998 and 1999 to date.

         ORGANIZATIONAL AND PREOPENING COSTS. Organizational and preopening costs totaled $351,700 and were charged to expense as incurred.

         OFF-BALANCE-SHEET INSTRUMENTS. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

         ADVERTISING.  The Company expenses all media advertising as incurred.

         LOSS PER SHARE. Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         FUTURE ACCOUNTING REQUIREMENTS. Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. No loans were identified as impaired at September 30, 1999. The activity in the allowance for loan losses is as follows:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30             SEPTEMBER 30
                                                  ------------             --------------
                                                1999         1998         1999         1998
                                               ------       ------       ------       ------

         Balance at beginning of period        $   --          --        $   --          --
         Provision charged to earnings          1,153          --         1,153          --
                                               ------        ----        ------        ----

         Balance at end of period              $1,153                    $1,153
                                               ======        ====        ======        ====

(3) REGULATORY MATTERS. Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital.

         LEVERAGE-CAPITAL RATIO. The FDIC requires banks to maintain a minimum leverage-capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at September 30, 1999 was 4%.

         RISK-WEIGHTED ASSETS CAPITAL RATIOS. The FDIC has also adopted a risk-based capital statement of policy which imposes an additional capital standard on insured banks. Under this regulation, a bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The amount of capital that is required is dependent upon the amount of risk attributed to each category by the FDIC. A bank must have a total risk-based capital ratio of no less than 8% and a Tier I capital to risk-weighted assets ratio of no less than 4%. Under the statement of policy, certain assets are required to be deducted from risk-based capital. Such assets include certain nonqualifying intangible assets, unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments with other banks. In addition, the FDIC may consider deducting other assets on a case-by-case basis or investments in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

         At September 30, 1999, the Bank was in compliance with all regulatory capital requirements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

         SunCoast Bancorp, Inc. ("SUNB"), which was incorporated on April 1, 1998, owns 100% of the outstanding common stock of SunCoast National Bank ("Bank") (collectively the "Company"). SUNB's only business is the ownership and operation of the Bank. The Bank is a nationally chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Company's fiscal year end is December 31.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash during the nine months ended September 30, 1999 was from the net proceeds from the sale of common stock of $6.4 million and net deposit inflows of $1.7 million. Cash was used primarily to purchase securities of $5.3 million, fund loans totaling $92,000 and repay borrowings of $650,000. At September 30, 1999, the Bank exceeded its regulatory liquidity requirements.

COMMON STOCK OFFERING

         On July 13, 1999, SUNB sold 700,000 shares of common stock at $10 per share in a public offering providing net proceeds of approximately $6.4 million after deducting underwriters discounts and offering costs.

RESULTS OF OPERATIONS:

         GENERAL. Net losses for the three and nine months ended September 30, 1999 was $(194,745) and $(317,713), respectively. The Bank commenced operations on September 7, 1999. A discussion of operating results at September 30, 1999, or for the three and nine months ended September 30, 1999 and 1998 would not be meaningful. At September 30, 1999, the Company had not achieved the asset size to operate profitably.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY


YEAR 2000 ISSUES

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. At the present time, the Company has completed all phases of its Year 2000 project including the development and testing of its business resumption contingency plan. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

The main service provider has completed testing of its mission critical application software and item processing software. The test results have been documented and validated.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. Significant relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have been questioned about special funding needs at year end. The Company plans to be prepared on a one-on-one basis with significant borrowers who have been identified as having high Year 2000 risk exposure.

There can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a significant adverse effect on the Company's business, financial condition, and results of operations.

As stated previously, the contingency plans relative to Year 2000 issues have been developed and tested. The plans will remain under discussion and review for the remainder of the year. Revisions will be made should the need arise. Management has developed a "worst case scenario" contingency plan. With regards to nonmission critical internal systems, the Company's contingency plans are to replace and/or upgrade those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the third quarter, there were no matters submitted to a vote of security holders


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

27       Financial Data Schedule (for SEC use only).

b.       Reports on Form 8-K

         The Company did file a Current report on Form 8-K during the quarter ended September 30, 1999. The Company filed the 8-K report as a result of a change in the Company's external auditors.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:    November 5, 1999           /s/ John S. Wilks
                                    --------------------------------------
                                    John S. Wilks
                                    Chief Financial Officer


Date:    November 5, 1999           /s/ John T. Stafford
                                    --------------------------------------
                                    John T. Stafford
                                    President and Chief Executive Officer


                                  EXHIBIT INDEX

Exhibit
Number
-------
27       Financial Data Schedule (for SEC use only).