Form 10QSB
period 1999-03-31
SUNCOAST BANCORP INC
filed 2000-03-06
CIK 1072695

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION REPORT FROM __________ TO __________

                        Commission file number 333-70231

                             SunCoast Bancorp, Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Florida                            65-0827141
          -------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

                        8592 Potter Park Drive, Suite 200
                               Sarasota, FL 34238
                    ----------------------------------------
                    (Address of principal executive offices)

                                  941-923-0500
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                                   Outstanding as of February 22, 2000
     -----                                   -----------------------------------

     Common Stock, $.01 par value            700,000

Transitional Small Business Disclosure Format: Yes [ ]           No [X]

                             SUNCOAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1999 and
                           December 31, 1998...................................1

                  Statement of Operation for the Three Months
                           Ended March 31, 1999................................2

                  Statement of Cash Flow for the Three Months
                           Ended March 31, 1999................................3

                  Notes to Financial Statements................................4

         Item 2.  Management's Discussion and Analysis.........................5

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders..........5

         Item 6.  Exhibits and Reports on Form 8-K.............................6

SIGNATURES.....................................................................6

EXHIBIT INDEX..................................................................6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             SUNCOAST BANCORP, INC.
                                 BALANCE SHEETS


                                                                    March 31, 1999      December 31, 1998
                                                                    --------------      -----------------
                                                                      (Unaudited)
ASSETS

Cash and due from banks                                                $  23,324             $   4,774
Federal funds sold                                                            --                    --
                                                                       ---------             ---------

                 Total cash and cash equivalents                          23,324                 4,774

Securities available for sale                                                 --                    --

Loans                                                                         --                    --
Less allowance for loan losses                                                --                    --
                                                                       ---------             ---------

Net loans                                                                     --

Deferred offering costs                                                   81,403                48,059
Premises and equipment, net                                               71,242                 1,410
Accrued interest & other assets                                           12,822                16,477
                                                                       ---------             ---------

                 Total assets                                          $ 188,792             $  70,720
                                                                       =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                 $      --             $      --
  Interest bearing                                                            --                    --
                                                                       ---------             ---------

                 Total deposits                                               --                    --
Accounts payable                                                          63,775                53,911
Loans payable                                                            251,188               101,188
Advances from organizers                                                      --                    --
Customer repurchase agreements                                                --                    --
Accrued interest & other liabilities                                       2,163                 1,441
                                                                       ---------             ---------
                 Total liabilities                                       317,126               156,539

Shareholders' equity:
  Preferred stock, par value $.01 per share,
     3,000,000 shares authorized; no shares
     issued and outstanding                                                   --                    --
  Common stock, par value $.01 per share,                                      0                     0
     10,000,000 shares authorized; 1 share
     issued and outstanding                                                   --                    --
  Additional paid-in capital                                                   1                     1
  Deficit                                                               (128,335)              (85,821)
  Unrealized loss on securities available for sale                            --                    --
                                                                       ---------             ---------

                 Total shareholders' equity                             (128,334)              (85,820)
                                                                       ---------             ---------

                 Total liabilities and shareholders' equity            $ 188,792             $  70,720
                                                                       =========             =========

See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three months
                                                                   ended March 31
                                                                   --------------
                                                                        1999
                                                                   --------------
Interest income:
     Interest and fees on loans                                     $         --
     Interest on securities                                                   --
     Interest on federal funds sold                                           --
     Interest on reverse repurchase agreement                                 --
     Interest other                                                           --
                                                                    ------------

Total interest income                                                         --
Interest expense:
     Interest on deposits                                                     --
     Interest on repurchase agreements                                        --
     Interest other                                                        3,003
                                                                    ------------
Total interest expense                                                     3,003
                                                                    ------------

Net interest income                                                       (3,003)

Provision for loan losses                                                     --
                                                                    ------------

Net interest income after
     Provision for loan losses                                            (3,003)

Non-interest income

Non-interest expense:
     Salaries and benefits                                                16,700
     Occupancy and equipment expense                                       1,440
     Other expense                                                        21,371
                                                                    ------------

Total non-interest expense                                                39,511
                                                                    ------------

Net loss                                                                 (42,514)
                                                                    ------------

Other comprehensive income (loss)                                             --
                                                                    ------------

Comprehensive income (loss)                                         $    (42,514)
                                                                    ============

Net loss per share                                                  $ (42,513.51)
                                                                    ============

Average shares outstanding                                                     1
                                                                    ============

See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months
                                                                 ended March 31
                                                                 --------------
                                                                      1999
                                                                 --------------
Cash flows from operating activities:
     Net loss                                                     $ (42,514)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                   225
         Provision for loan losses                                       --
         (Increase) Decrease in deferred
             offering costs                                         (33,344)
         (Increase) Decrease in accrued interest
            and other assets                                          3,655
         Increase (Decrease) in accrued interest
            and other liabilities                                    10,586
                                                                  ---------

     Total adjustments                                              (18,878)
                                                                  ---------

Net cash used in operating activities                               (61,392)
                                                                  ---------

Cash flow from investing activities:
     Net increase in loans                                               --
     Purchase of securities available for sale                           --
     Maturity of securities available for sale                           --
     Purchase of premises and equipment                             (70,058)
                                                                  ---------
Net cash used in investing activities                               (70,058)
                                                                  ---------

Cash flow from financing activities:
     Net proceeds (retirement) of common stock                           --
     Payments on loans payable                                           --
     Proceeds from short-term financing                             150,000
     Proceeds (Repayments) on organizers advances                        --
                                                                  ---------
Net cash provided by financing activities                           150,000
                                                                  ---------

Increase (Decrease) in cash and cash equivalents                     18,550

Cash and cash equivalents, beginning of period                        4,774
                                                                  ---------

Cash and cash equivalents, end of period                          $  23,324
                                                                  =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                     $   2,280
                                                                  =========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                             $      --
                                                                  =========

See accompanying notes to financial statements

                             SUNCOAST BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:

         Suncoast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on April 1, 1998. The Company is in the development stage and its activities have been limited to the organization of the Bank, as well as the offering $7,000,000 in common stock (the "Offering"). Approximately $6 million of the proceeds of the Offering are intended to be used by the Company to provide for the capitalization of the Bank. SunCoast National Bank (the "Bank") opened for business on September 7, 1999 with $6 million in capital.

Basis of Presentation:

         The accompaning unaudited financial statements include the accounts of the Company. No intercompany accounts or transactions exist.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - COMMON STOCK OFFERING

         On July 13, 1999, the Company sold 700,000 shares of common stock at $10 per share in a public offering providing net proceeds of approximately $6.4 million after deducting underwriters discounts and offering costs.

Item 2. Management's Discussion and Analysis

SunCoast Bancorp, Inc. was formed in April 1998 and as of March 31, 1999, was in the development stage. Accordingly, its operations were limited to the organization of its proposed bank subsidiary, SunCoast National Bank (the Bank) and in raising its initial capital through the offering of its common stock (See Notes A & B to the financial statements).

The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 1999:

Financial Condition

At March 31, 1999, and prior to the stock offering (see Note B to the financial statements), the company's sole funding source was the proceeds from a line of credit of approximately $425,000.00. The line was subsequently paid in full from the offering proceeds. Proceeds from the offering, along with any assets purchased, were used to fund the initial capitalization of the Bank at $6.0 million.

At March 31, 1999, the Company has invested approximately $71,242 in premises and equipment, all of which represented furniture, fixtures, and equipment. It is anticipated that the Company will incur additional capital expenditures of approximately $500,000 to complete and equip the main banking facility.

Results of Operations

As the Company was formed in the second quarter of 1998, there is nothing to compare with first quarter operations of 1999. The net loss of ($42,514) for the first quarter of 1999 is attributable solely to expenses incurred in the organization of the Company and the Bank, and for other pre-opening expense. Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

27       Financial Data Schedule

b.       Reports on Form 8-K

         The Company did not file a Current report on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date: February 22, 2000                   /s/ John S. Wilks
                                          -------------------------------------
                                          John S. Wilks
                                          Chief Financial Officer


Date: February 22, 2000                   /s/ John T. Stafford
                                          -------------------------------------
                                          John T. Stafford
                                          President and Chief Executive Officer


                                  EXHIBIT INDEX

Exhibit
Number
-------

27       Financial Data Schedule