Form 10KSB40
period 1999-12-31
SUNCOAST BANCORP INC
filed 2000-03-22
CIK 1072695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                   FORM 10-KSB

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-70231

                             SUNCOAST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                              65-0827141
           -------                                              ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


8592 POTTER PARK DRIVE, SUITE 200, SARASOTA, FLORIDA               34238
----------------------------------------------------               -----
      (Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code:   (941) 923-0500
                                                        ---------------------


Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [X]    NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $203,118.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (483,105 shares) on March 3, 2000, was approximately $4,831,050. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $10.00 per share on March 3, 2000. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of March 3, 2000, there were issued and outstanding 700,000 shares of the issuer's Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2000 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 1.           Business . . . . . . . . . . . . . . . . . . . . . . . .   1
                  General. . . . . . . . . . . . . . . . . . . . . . . . .   1
                  Lending Activities . . . . . . . . . . . . . . . . . . .   2
                  Deposit Activities . . . . . . . . . . . . . . . . . . .   3
                  Investments. . . . . . . . . . . . . . . . . . . . . . .   3
                  Correspondent Banking. . . . . . . . . . . . . . . . . .   4
                  Data Processing. . . . . . . . . . . . . . . . . . . . .   4
                  Effect of Governmental Policies. . . . . . . . . . . . .   4
                  Interest and Usury . . . . . . . . . . . . . . . . . . .   5
                  Supervision and Regulation . . . . . . . . . . . . . . .   5
                  Competition. . . . . . . . . . . . . . . . . . . . . . .  12
                  Employees. . . . . . . . . . . . . . . . . . . . . . . .  13
                  Statistical Profile and Other Financial Data . . . . . .  13

Item 2.           Properties . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.           Legal Proceedings. . . . . . . . . . . . . . . . . . . .  13

Item 4.           Submission of Matters to a Vote of Security Holders. . .  14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 5.           Market for the Registrant's Common Equity and Related
                           Stockholder Matters . . . . . . . . . . . . . .  15
                  Dividends. . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . .  16
                  General. . . . . . . . . . . . . . . . . . . . . . . . .  18
                  Liquidity and Capital Resources. . . . . . . . . . . . .  18
                  Results of Operations. . . . . . . . . . . . . . . . . .  19
                  Discussion of Year Ended December 31, 1999 . . . . . . .  21
                  Asset/Liability Management . . . . . . . . . . . . . . .  22
                  Financial Condition. . . . . . . . . . . . . . . . . . .  25
                  Impact of Inflation and Changing Prices. . . . . . . . .  33
                  Future Accounting Requirements . . . . . . . . . . . . .  34


                                                                           Page
                                                                           ----

Item 7.           Financial Statements . . . . . . . . . . . . . . . . . .  34

Item 8.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure . . . . . .  34

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 9.           Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with
                           Section 16(a) of the Exchange Act . . . . . . .  35

Item 10.          Executive Compensation . . . . . . . . . . . . . . . . .  35

Item 11.          Security Ownership of Certain Beneficial
                           Owners and Management . . . . . . . . . . . . .  35

Item 12.          Certain Relationships and Related Transactions . . . . .  35

Item 13.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K . . . . . . . . . . . . . .  36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Suncoast Bancorp, Inc. ("Suncoast") was incorporated under the laws of the State of Florida on April 1, 1998. Suncoast is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and owns all of the voting shares of Suncoast National Bank. The Bank commenced operations on September 7, 1999.

         Suncoast provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Suncoast include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Suncoast makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Suncoast provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, the offices of Suncoast provide customers with extended banking hours. Suncoast does not have trust powers and, accordingly, no trust services are provided.

         The revenues of Suncoast are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Suncoast's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of Suncoast are the interest paid on deposits, and operating and general administrative expenses.

         As is the case with banking institutions generally, Suncoast's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Office of the Comptroller of the Currency ("OCC"). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Suncoast faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

LENDING ACTIVITIES

         Suncoast offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Suncoast's market area. Suncoast's consolidated net loans at December 31, 1999 were $.9 million, or 5.3% of total Suncoast consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Suncoast has no foreign loans or loans for highly leveraged transactions.

         Suncoast's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of Suncoast's loans are made on a secured basis. As of December 31, 1999, approximately 56.3% of Suncoast's consolidated loan portfolio consisted of loans secured by 1-4 family residential properties.

         Suncoast's commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one- year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans not secured by real estate amounted to approximately 17.4% of Suncoast's total loan portfolio as of December 31, 1999.

         Suncoast's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. Suncoast generally does not make fixed-rate commercial real estate loans for terms exceeding three years. Loans in excess of three years are generally adjustable. Suncoast's residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

         Suncoast's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

         For additional information regarding Suncoast's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

         Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by Suncoast's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

         Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. Suncoast attempts to minimize credit losses through various means. In particular, on larger credits, Suncoast generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, Suncoast attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

DEPOSIT ACTIVITIES

         Deposits are the major source of Suncoast's funds for lending and other investment activities. Suncoast considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 72.0% of Suncoast's consolidated total deposits at December 31, 1999. Approximately 28.0% of Suncoast's consolidated deposits at December 31, 1999 were certificates of deposit. Generally, Suncoast attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 15.7% of Suncoast's consolidated total deposits at December 31, 1999. The majority of the deposits of Suncoast are generated from Sarasota County. Suncoast does not currently accept brokered deposits. For additional information regarding Suncoast's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

INVESTMENTS

         Suncoast invests a portion of its assets in U.S. Government agency obligations and federal funds sold. Suncoast's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

         With respect to Suncoast's investment portfolio, Suncoast's total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, Suncoast may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold is the excess cash Suncoast has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

         Suncoast monitors changes in financial markets. In addition to investments for its portfolio, Suncoast monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. Suncoast attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event Suncoast needs cash, or economic conditions change to a more favorable rate environment.

CORRESPONDENT BANKING

         Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. Suncoast is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

         Suncoast will sell loan participations to correspondent banks with respect to loans which exceed Suncoast's lending limit. Management of Suncoast has established correspondent relationships with Independent Bankers' Bank of Florida and SunTrust. Suncoast pays for such services.

DATA PROCESSING

         Suncoast outsources its data processing to a large bank data processor which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

EFFECT OF GOVERNMENTAL POLICIES

         The earnings and business of Suncoast are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

         Suncoast is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter Suncoast from continuing the process of originating loans.

SUPERVISION AND REGULATION

         Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting Suncoast and Suncoast National Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Suncoast and Suncoast National Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         Bank Holding Company Regulation. Suncoast is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, Suncoast is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before
(i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to:

         o        charter a national bank,

         o obtain deposit insurance coverage for a newly chartered institution,

         o        establish a new branch office that will accept deposits,

         o        relocate an office, or

         o merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

         In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

         Most of the provisions of the law take effect on November 12, 1999, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

         Bank Regulation. Suncoast National Bank is chartered under the national banking laws and their deposits are insured by the FDIC to the extent provided by law. Suncoast National Bank is subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Suncoast National Bank is examined periodically by the OCC, to whom it submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         There are various statutory limitations on the ability of Suncoast to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Suncoast National Bank to pay dividends to Suncoast, see Part II - Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

         Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

         o the default of a commonly controlled FDIC insured depository institution; or

         o any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

         The FDIC Improvement Act of 1993 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

         Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain
(loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 1999, Suncoast National Bank's Tier 1 and total risk-based capital ratios were 113.53% and 113.77%, respectively, and Suncoast's Tier 1 and total risk-based capital ratios were 121.06% and 121.29%, respectively.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 1999, Suncoast's and Suncoast National Bank's leverage ratios were 46.99% and 44.77%, respectively.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

         The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

         o an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

         o an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

         o an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

         o an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

         o an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets.

         The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or

"undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

         Generally, FDICIA requires that an "undercapitalized" institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes "undercapitalized" and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

         o 5% of the institution's total assets at the time the institution becomes "undercapitalized" or

         o the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

         An "undercapitalized" institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

         If an institution is "critically undercapitalized," it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any "critically undercapitalized" institution and to prohibit such an institution, without the appropriate Federal banking agency's prior written approval, from:

         o entering into any material transaction other than in the usual course of business;

         o engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

         o        paying excessive compensation or bonuses; and

         o paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

         The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become

"undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

         Additionally, FDICIA requires, among other things, that:

         o only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and

         o the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state- chartered institutions examined by state regulators.

         FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         As of December 31, 1999, Suncoast and Suncoast National Bank met the capital requirements of a "well capitalized" institution.

         The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, Suncoast's management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

         Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

         Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Suncoast National Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

         Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

         Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Suncoast may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Suncoast National
Bank). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

         Effect of Governmental Policies. The earnings and businesses of Suncoast and Suncoast National Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

COMPETITION

         Suncoast encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, Suncoast competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that Suncoast does not currently provide. In addition, many of Suncoast's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, Suncoast relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

         As of December 31, 1999, Suncoast and Suncoast National Bank collectively had 11 full- time employees (including executive officers) and two part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and Suncoast National Bank consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Suncoast's business activities.

ITEM 2.  PROPERTIES

         The main office of Suncoast and Suncoast National Bank is located at 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238, in a one-story building of approximately 4,000 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2014.

ITEM 3.  LEGAL PROCEEDINGS

         Suncoast and Suncoast National Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against Suncoast or Suncoast National Bank which, if determined adversely, would have a material adverse effect on Suncoast's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The shares of Suncoast Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast Common Stock. Management of Suncoast is aware of certain transactions in its shares that have occurred since July 8, 1999 (the day that the shares of Suncoast Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast Common Stock that occurred in transactions known to Suncoast management in during 1999:


                                                         1999
                                          ----------------------------------
                                          HIGH            LOW        SHARES
                                          ----            ---        ------

1st Quarter                               --             --              --
2nd Quarter                               --             --              --
3rd Quarter                               10.50           9.75       19,100
4th Quarter                               25.00          11.50        4,000


         Suncoast had approximately 262 shareholders of record as of December 31, 1999.

DIVIDENDS

         Suncoast has not paid any cash dividends in the past. Suncoast intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Suncoast Common Stock. If at any time Suncoast's Board determines to pay dividends on the Suncoast Common Stock, the timing and the extent to which dividends are paid by Suncoast will be determined by such Board in light of then-existing circumstances, including Suncoast's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Suncoast will be dividends received from Suncoast National Bank. Payments by Suncoast National Bank to Suncoast are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Suncoast National Bank to pay dividends to Suncoast. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As a national bank, Suncoast National Bank may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein.

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                   AT OR FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                  AT OR FOR
                                                               THE YEAR ENDED
                                                             DECEMBER 31, 1999
                                                             -----------------

Interest income                                                 $     194
Interest expense                                                       53
                                                                ----------
Net interest income before provision for loan losses                  141
Provision for loan losses                                              11
                                                                ----------
Net interest income after provision for loan losses                   130
Noninterest income                                                      8
Noninterest expenses                                                  684
                                                                ----------
Loss before income taxes                                             (546)
Credit for income taxes                                               237
                                                                ----------
Net loss                                                        $    (309)
                                                                ==========
Per share data:
         Basic and diluted loss per share                       $    (.94)
         Cash dividends declared                                $     -0-
         Book value at end of period                            $    8.54
Common shares outstanding at end of period                        700,000
Weighted average common shares outstanding
         during period                                            329,863
Total assets at end of period                                   $  16,681
Cash and cash equivalents                                       $   9,211
Investment securities                                           $   5,355
Loans, net                                                      $     878
Deposits                                                        $   5,241
Other borrowings                                                $   5,453
Stockholders' equity                                            $   5,980
Total loans before allowance for loan losses                    $     889
Allowance for loan losses                                       $      11
Nonperforming loans                                             $     -0-
Allowance for loan losses as a percentage
     of period-end total loans                                       1.25%
Allowance for loan losses as a percentage
     of nonperforming loans                                           -0-%
Total nonperforming loans as a percentage
     of total loans                                                   -0-%
Total nonperforming loans as a percentage
     of total assets                                                  -0-%
Total nonperforming loans and real estate
     owned as a percentage of total assets                            -0-%


GENERAL

         Suncoast's principal asset is its ownership of Suncoast National Bank. Accordingly, Suncoast's results of operations are primarily dependent upon the results of operations of Suncoast National Bank. Suncoast conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $44.3 million. Where net transaction deposit accounts exceed $44.3 million, the reserve requirements are $1,329,000 plus 10% of the amount over $44.3 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 1999, Suncoast National Bank had a liquidity ratio of 170%.

         Suncoast's principal sources of funds are those generated by Suncoast National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

         Suncoast uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 1999, Suncoast had commitments to originate loans totaling $1.3 million, unused lines of credit totaling $.8 million and had issued but unused letters of credit of $20,000. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 1999 totaled $1.2 million. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

         In accordance with risk capital guidelines issued by the OCC and Federal Reserve, Suncoast National Bank and Suncoast are required to maintain a minimum standard of total capital to risk- weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank's and bank holding company's rating under the regulatory rating system.

         The following table summarizes the regulatory capital levels and ratios for Suncoast National Bank and Suncoast:


                                                                             ACTUAL RATIOS
                                                                  ------------------------------------
                                                                  SUNCOAST
                                                                  NATIONAL                 REGULATORY
                                                                    BANK        SUNCOAST   REQUIREMENT
                                                                    ----        --------   -----------

At December 31, 1999
         Total capital to risk-weighted assets                      113.77%      121.29%      8.00%
         Tier I capital to risk-weighted assets                     113.53%      121.06%      4.00%
         Tier I capital to average assets - leverage assets          44.77%       46.99%      4.00%


RESULTS OF OPERATIONS

         Net interest income before provision for credit losses, which constitutes the principal source of income for Suncoast, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         Net interest income before provision for loan losses was $141,317 for Suncoast for the year ended December 31, 1999.

         The following table shows selected ratios for the period ended or at the date indicated:

                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 1999
                                                             ------------------
         Average equity as a percentage of average assets          67.92 %
         Equity to total assets at end of period                   35.85 %
         Return on average assets                                 ( 7.10)%
         Return on average equity                                 (10.45)%
         Noninterest expense to average assets                     15.72 %


         The rates and yields at the dates indicated were as follows:

                                              WEIGHTED AVERAGE YIELD OR RATE AT
                                                    DECEMBER 31, 1999
                                              ---------------------------------

         Loans                                            8.75%
         Investment securities                            5.86%
         Other interest-earning assets                    5.92%
         All interest-earning assets                      6.01%
         Money market deposits                            4.50%
         NOW accounts                                     1.29%
         Savings deposits                                 1.40%
         Certificates of deposit                          5.76%
         All interest-bearing liabilities                 4.89%
         Interest-rate spread                             1.12%


         The following table sets forth, for the period indicated, information regarding (i) the total dollar amount of interest and dividend income of Suncoast from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin. Average balances were based on average daily balances.


                                                                   YEAR ENDED DECEMBER 31, 1999
                                                             -----------------------------------------
                                                                            INTEREST           AVERAGE
                                                             AVERAGE          AND               YIELD/
                                                             BALANCE       DIVIDENDS             RATE
                                                             -------       ---------           -------
                                                                      (dollars in thousands)

Interest-earning assets:
         Loans                                               $  113         $  10               8.85%
         Investment securities                                2,048           121               5.91%
         Other interest-earning assets(1)                     1,399            63               4.50%
                                                             ------         -----               -----

                  Total interest-earning assets              $3,560           194               5.45%
                                                                            -----

Noninterest-earning assets                                      792
                                                             ------
                  Total assets                               $4,352
                                                             ======

Interest-bearing liabilities:
         Money market deposits                                  743            33               4.44%
         Savings and NOW deposits                               126             2               1.59%
         Certificates of deposit                                212            12               5.66%



         Other                                                  153             6               3.92%
                                                              -----         -----
                  Total interest-bearing liabilities          1,234            53               4.29%
                                                                            -----
Noninterest-bearing liabilities                                 162
         Stockholders' equity                                 2,956
                                                             ------
                  Total liabilities and
                    stockholders' equity                     $4,352
                                                             ======
Net interest income before provision
  for loan losses                                                           $ 141
                                                                            =====
              Interest-rate spread(2)                                                           1.16%
                                                                                                =====

Net interest margin(3)                                                                          3.96%
                                                                                                =====

Ratio of average interest-earning assets
  to average interest-bearing liabilities                    288.49%
                                                             ======


---------------

(1) Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve bank stock and federal funds sold.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

DISCUSSION OF YEAR ENDED DECEMBER 31, 1999

General

         Net loss for the year ended December 31, 1999, was ($308,911), or ($.94) per basic and diluted share.

Interest Income and Expense

         Interest income was $194,877 for the year ended December 31, 1999. Interest expense was $53,560 for the year ended December 31, 1999.

         Interest on investment securities was $121,497. Interest on other interest-earning assets was $63,465.

         Interest expense on deposits was $47,302 for the year ended December 31, 1999.

Provision for Loan losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Suncoast, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Suncoast's market area, and other factors related to the collectibility of Suncoast's loan portfolio. For 1999, Suncoast recorded provisions for loan losses totaling $11,111.

Other Income

         Total noninterest income was $8,241 in 1999 comprised primarily of service charges and fees.

Other Expense

         Total noninterest expense was $684,196 in 1999 reflecting $276,437 for organizational and pre-opening costs, $217,123 for compensation and benefits, occupancy expenses of $78,193 and other operating expenses of $112,443.

ASSET/LIABILITY MANAGEMENT

         A principal objective of Suncoast's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest- earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

         Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

         As a part of Suncoast's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors the bank's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest- bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

         Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast's cumulative one-year gap at December 31, 1999, was a negative 2.45% of assets.

         Management generally attempts to maintain a one-year gap range of negative 20% to positive 20%.

         Principal among Suncoast's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast's exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast's net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast's demand, money market, and NOW deposit accounts approximated 72.0% of total deposits at December 31, 1999. These accounts bore a weighted average cost of deposits of 4.03% during the year ended December 31, 1999. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast's total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 1999 approximately 55.22% of Suncoast's total assets consisted of cash and due from banks, interest bearing deposits with banks and federal funds sold. In addition, at December 31, 1999 Suncoast National Bank's liquidity ratio was approximately 170%. Suncoast also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

         The following table sets forth certain information relating to Suncoast's interest-earning assets and interest-bearing liabilities at December 31, 1999 that are estimated to mature or are scheduled to reprice within the period shown:



                                               UNDER       3 TO 12                  OVER
                                             3 MONTHS      MONTHS     1-5 YEARS    5 YEARS       TOTALS
                                             --------      -------    ---------    -------      --------
                                                         (Dollars in thousands)

Interest bearing deposits with banks         $  8,454      $   -0-    $   -0-      $   -0-      $  8,454
                                             --------      -------    -------      -------      --------
Federal funds sold                                245          -0-        -0-          -0-           245
Loans(1)                                          250           12        453          174           889
Securities (2)                                    -0-          731      4,624          202         5,557
                                             --------      -------    -------      -------      --------

         Total rate-sensitive assets
         (earning assets)                    $  8,949      $   743    $ 5,077      $   376      $ 15,145
                                             ========      =======    =======      =======      ========

Money market and NOW deposits (2)            $  3,402      $   -0-    $   -0-      $   -0-      $  3,402
Savings deposits (2)                               31          -0-        -0-          -0-            31
Certificates of deposit (2)                       -0-        1,214        251          -0-         1,465
Other borrowings                                5,453          -0-        -0-          -0-         5,453
                                             --------      -------    -------      -------      --------

         Total rate-sensitive liabilities    $  8,886      $ 1,214    $   251      $   -0-      $ 10,351
                                             ========      =======    =======      =======      ========

Gap (repricing differences)                  $     63      $  (471)   $ 4,826      $   376      $  4,794
                                             ========      =======    =======      =======      ========

Cumulative Gap                               $     63      $  (408)   $ 4,418      $ 4,794      $  4,794
                                             ========      =======    =======      =======      ========

Cumulative GAP/total assets                       .38%       (2.45)%    26.49%       28.74%
                                             ========      =======    =======      =======

Cumulative GAP/total earning assets               .42%       (2.69)%    29.17%       31.65%
                                             ========      =======    =======      =======

Total Assets                                                                                    $ 16,681
                                                                                                ========


----------------------

(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2) Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Securities were scheduled based on their remaining maturity or repricing frequency. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.

FINANCIAL CONDITION

Lending Activities

         A significant source of income for Suncoast is the interest earned on loans. At December 31, 1999, Suncoast's total assets were $16.7 million and its net loans were $.9 million or 5.3% of total assets.

         Suncoast National Bank's primary market area consists of the Southern part of Sarasota, Florida. The community of Sarasota is located in Sarasota County on the Southwest coast of Florida. Sarasota County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Access to the area is by Interstate 75 and U.S. 41. Air service is through the Sarasota/Bradenton International Airport and the Tampa International Airport, both less than an hour's drive from the area. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area's business economy. Although not important as it once was, agricultural remains a part of the area's industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

         There is no assurance that the Bank's market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on Suncoast.

         Lending activities are conducted pursuant to a written policy which has been adopted by Suncoast. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Suncoast National Bank.

         The following table sets forth information concerning Suncoast's loan portfolio by type of loan at the date indicated:


                                                AT DECEMBER 31, 1999
                                                --------------------
                                                            % OF
                                                 AMOUNT     TOTAL
                                                 ------     -----
                                               (dollars in thousands)

Residential real estate loans                    $ 500       56.3%
Consumer and other loans                           234       26.3%
Commercial loans                                   155       17.4%
                                                 -----      -----

          Total loans                              889      100.0%
                                                 -----      =====
Less:

          Allowance for loan losses                 11
                                                 -----

          Loans, net                             $ 878
                                                 =====


         The following table reflects the contractual principal repayments by period of Suncoast's loan portfolio at December 31, 1999 (excluding nonaccrual loans):


                                                 1 YEAR      1 THROUGH      AFTER
                                                 OR LESS      5 YEARS      5 YEARS       TOTAL
                                                 -------      -------      -------       -----
                                                             (Dollars in thousands)

Residential real estate loans                     $ -0-        $ -0-        $ 500        $ 500
Consumer and other loans                             89          127           18          234
Commercial loans                                    155          -0-          -0-          155
                                                  -----        -----        -----        -----

         Total loans                              $ 244        $ 127        $ 518        $ 889
                                                  =====        =====        =====        =====


Loans with maturities over one year:
         Fixed rate                                                                      $ 241
         Variable rate                                                                     404
                                                                                         -----

         Total maturities greater than one year                                          $ 645
                                                                                         =====


         The following table sets forth total loans originated and repaid during the period indicated:

                                                   YEAR ENDED
                                                 DECEMBER 31, 1999
                                             ----------------------
                                             (Dollars in thousands)

Originations:
          Residential mortgage loans                 $ 500
          Consumer and other loans                     280
          Commercial loans                             164
                                                     -----

                   Total loans originated              944

          Less principal reductions                    (55)
                                                     -----

          Increase in total loans                    $ 889
                                                     =====


Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast's loan portfolio are collateralized by residential real estate mortgages. As of December 31, 1999, approximately 56.3% of the total loan portfolio was collateralized by residential real estate. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 1999, the Bank had no nonperforming assets.

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on Suncoast's profitability. However, as part of its loan portfolio management strategy, Suncoast generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans.

         Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

         The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Suncoast operates (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Lending Activities"). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss Suncoast would suffer upon default.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 1999:

         Residential real estate loans                         56.3%
         Consumer and other loans                              26.3%
         Commercial loans                                      17.4%
                                                             -------
                                                              100.0%

         The Loan Committee of the Board of Directors of Suncoast National Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of Suncoast has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets

         Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

         Real estate acquired by Suncoast as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

         Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that Suncoast will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on:

         o        the loan's market price; or

         o the fair value of the loan's collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

         If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

                  Situations may occur where:

         o Suncoast receives physical possession of a debtor's assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

         o the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

         These situations are referred to as "in-substance foreclosures." SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

         At December 31, 1999, no loans were considered by management to be impaired or in- substance foreclosed.

Allowance for Credit Losses

         In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for credit losses based on, among other things, Suncoast's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Credit Losses."

         Management continues to actively monitor Suncoast's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast's allowance for loan losses at December 31, 1999 was $11,111. Management considers several factors in determining the reserves, including the favorable charge off history, the relatively low level of nonperforming assets, and the value of the underlying collateral. Management believes that the allowance for loan losses was adequate at December 31, 1999.

         The following table sets forth information with respect to activity in Suncoast's allowance for credit losses during the period indicated:


                                                          AT DECEMBER 31, 1999
                                                         ----------------------
                                                         (Dollars in thousands)

Allowance at beginning of period                                $    -0-
                                                                --------

Charge-offs:
          Real estate loans  -0-
          Installment loans  -0-
          Commercial and all other loans                             -0-

                   Total charge-offs                                 -0-

Recoveries:
          Real estate loans                                          -0-
          Installment loans                                          -0-
          Commercial and all other loans                             -0-
                                                                --------

                   Total recoveries                                  -0-

Provision for loan losses charged to operations                   11,111
                                                                --------

Allowance at end of period                                      $ 11,111
                                                                ========


Ratio of net charge-offs during the period
          to average loans outstanding during the period             -0-%
                                                                    ====
Allowance for loan losses as a percentage
          of total period-end loans                                 1.25%
                                                                    ====
Allowance for loan losses as a percentage
          of nonperforming loans                                     -0-%
                                                                    ====

         Suncoast classifies its loan portfolio for internal purposes as mortgage loans, installment loans and commercial loans. Suncoast prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the Suncoast's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                       AT DECEMBER 31,  1999
                                                       ---------------  ----
                                                                       % OF
                                                                     LOANS TO
                                                                      TOTAL
                                                       AMOUNT         LOANS
                                                       ------         -----

Residential real estate loans                          $    6          56.3%
Consumer and other loans                                    3          26.3%
Commercial loans                                            2          17.4%
                                                       ------         -----
   Total allowance for loan losses                     $   11         100.0%
                                                       ======         =====



         The allowance for credit losses represented 1.25% of the total loans outstanding as of December 31, 1999.

Investment Securities

         Suncoast's investment securities portfolio at December 31, 1999, consisted of United States Government agency obligations. The following table sets forth the current value of Suncoast's investment portfolio at the date indicated:


                                                          AT DECEMBER 31, 1999
                                                         (DOLLARS IN THOUSANDS)
                                                         ----------------------

Investment securities:
Available-for-sale - U.S. Government and agency obligations     $ 5,355
                                                                =======


         The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:


                                                     AFTER ONE YEAR      AFTER FIVE YEARS
                               ONE YEAR OR LESS      TO FIVE YEARS         TO TEN YEARS      AFTER TEN YEARS           TOTAL
                               -----------------   -----------------    ------------------  -----------------   ------------------
                               CARRYING  AVERAGE   CARRYING  AVERAGE    CARRYING   AVERAGE  CARRYING   AVERAGE  CARRYING    AVERAGE
                                VALUE     YIELD     VALUE     YIELD      VALUE      YIELD    VALUE      YIELD    VALUE       YIELD
                               --------  -------   --------  -------    --------   -------  --------   -------  --------    -------
                                                                     (Dollars in thousands)

December 31, 1999:
         U.S. Government and
           agency securities    $731      5.60%     $4,624    6.17%      $ -0-     -0-%      $ -0-     -0-%      $5,355      5.86%
                                ====      ====      ======    ====       =====     ====      =====     ====      ======      =====


Deposit Activities

         Deposits are the major source of Suncoast's funds for lending and other investment purposes. Deposits are attracted principally from within Suncoast's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

         Maturity terms, service fees and withdrawal penalties are established by Suncoast on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Business - Supervision, Regulation -- Capital Requirements." As of December 31, 1999, Suncoast National Bank met the definition of a "well capitalized" depository institution.

         The following table shows the distribution of, and certain other information relating to, Suncoast's deposit accounts by type:

                                                          AT DECEMBER 31, 1999
                                                         ---------------------
                                                                        % OF
                                                         AMOUNT        DEPOSIT
                                                         ------        -------
                                                         (Dollars in thousands)

Demand deposits                                          $  343          6.5%
NOW deposits                                                581         11.1%
Money market deposits                                     2,820         53.8%
Savings deposits                                             32           .6%
                                                         ------         -----
                  Subtotal                               $3,776         72.0%
                                                         ------         -----


Certificates of deposit:
         Under 3.99%                                        -0-          -0-%
         4.00% - 4.99%                                      -0-          -0-%
         5.00% - 5.99%                                    1,465         28.0%
         6.00% - 6.99%                                      -0-          -0-%
         Over 7.00%                                         -0-          -0-%
                                                         ------        ------

                  Total certificates of deposit (1)       1,465         28.0%
                                                         ------        ------

                  Total deposits                         $5,241        100.0%
                                                         ======        ======

(1) There are no individual retirement accounts ("IRAs") at December 31, 1999.


         The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the period indicated:

                                                         YEAR ENDED DECEMBER 31,  1999
                                                       ---------------------------------
                                                       AVERAGE                   AVERAGE
                                                       BALANCE                     RATE
                                                       -------                   ------
                                                             (Dollars in thousands)
Demand and money market deposits                       $   743                    4.44%
Savings and NOW deposits                                   126                    1.59%
Certificates of deposit                                    212                    5.66%
                                                       -------

                    Total deposits                     $ 1,081                    4.35%
                                                       =======                    =====


         Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast's depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. As shown in the tables below, a significant amount of Suncoast's certificates of deposit will mature during the year ending December 31, 2000. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast's certificates of deposit during the year ending December 31, 2000, will have a material adverse effect on Suncoast's liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast's net income.

         The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 1999 which mature during the period indicated:


                                  DUE          DUE             DUE            DUE
                              UNDER THREE    3 MONTHS TO     1 YEAR TO        OVER
                                 MONTHS      12 MONTHS        3 YEARS        3 YEARS      TOTAL
                                 -----       -----------     ---------       -------     -------
                                                      (Dollars in thousands)
At December 31, 1999:
         Under 3.99%             $ -0-        $   -0-         $ -0-          $ -0-       $   -0-
         4.00% - 4.99%             -0-            -0-           -0-            -0-           -0-
         5.00% - 5.99%             -0-          1,214           251            -0-         1,465
         6.00% - 6.99%             -0-            -0-           -0-            -0-           -0-
         Over 7.00%                -0-            -0-           -0-            -0-           -0-
                                 -----        -------         -----          -----       -------

Total certificates of deposit    $ -0-        $ 1,214         $ 251          $ -0-       $ 1,465
                                 =====        =======         =====          =====       =======




Jumbo certificates ($100,000 and over) mature as follows:


                                              AT DECEMBER 31, 1999
                                              --------------------
                                              (Dollars in thousands)

Due in three months or less                          $ -0-
Due from three months to one year                       .7
Due from twelve months to three years                   .1
Due over three years                                   -0-
                                                     -----

                                                     $  .8
                                                     =====


         The following table sets forth the net deposit flows of Suncoast during the period indicated:

                                                 YEAR ENDED DECEMBER 31, 1999
                                                 ----------------------------
                                                     (Dollars in thousands)

Net increase before interest credited                       $5,283
Net interest credited                                          (42)
                                                            ======

         Net deposit increase                               $5,241
                                                            ======



IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related financial data concerning Suncoast presented in this Proxy Statement have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Suncoast is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

FUTURE ACCOUNTING REQUIREMENTS

         SFAS No. 125 and its amendment SFAS No. 127 apply to certain transfers and servicing of financial assets and extinguishments of liabilities effective January 1, 1997 (except as deferred by SFAS No. 127). Suncoast has not transferred and serviced significant financial assets nor does it anticipate that these Statements will have any material impact on the financial statements of Suncoast.

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Suncoast.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of Suncoast as of and for the years ended December 31, 1999 and 1998 are set forth in this Form 10-KSB as Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15,2000, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                     SECTION 16(a) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, Suncoast believes that, during 1999, all filing requirements applicable to reporting persons were met.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained in the sections captioned "Information About the Board of Directors and Its Committees," "Executive Compensation and Benefits" and "Information on Benefit Plans and Policies" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained in the sections captioned "Directors" and "Management and Principal Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the section entitled "Certain Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report

                  Consolidated Balance Sheet as of December 31, 1999

                  Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 1999

                  Consolidated Statement of Cash Flows for the year ended December 31, 1999

                  Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 1999

                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.


         3.      EXHIBITS

                 3.1     -    Restated Articles of Incorporation of Suncoast
                               Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Suncoast's Registration Statement No. 333-70231 (the "Registration Statement"))

                 3.2     -     Bylaws of Suncoast Bancorp, Inc. (Incorporated
                               by reference to Exhibit 3.2 to the Registration
                               Statement)

                 4.1     -     Specimen Stock Certificate of Suncoast Bancorp,
                               Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

                 10.1    -     Form of Employment Agreement entered into
                               between the Company and John T. Stafford
                               (Incorporated by reference to Exhibit 10.1 to the Registration Statement)*

                 10.2    -     Form of Employment Agreement entered into
                               between the Bank and William F. Gnerre
                               (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

                 10.3    -     Suncoast Bancorp, Inc. Director Stock Option
                               Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

                 10.4    -    Suncoast Bancorp, Inc. Employee Stock Option
                              Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

                 10.5    -    Lease Agreement dated August 28, 1998 between
                              Suncoast Bancorp, Inc. and Palmer Medical Center
                              Ltd. (Incorporated by reference to Exhibit 10.5 to the Registration Statement)

                 21.1    -    List of Subsidiaries of Suncoast Bancorp, Inc.


                 27      -    Financial Data Schedule

------------------------------

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      REPORTS ON FORM 8-K

                  No Current Reports on Form 8-K were filed by Suncoast during the last fiscal quarter covered by this report.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY
                                Sarasota, Florida


                    Audited Consolidated Financial Statements
              At December 31, 1999 and 1998 and for the Year Ended
                 December 31, 1999 and the Period from April 1,
                  1998 (Date of Incorporation) to December 31,
                                      1998


                  (Together with Independent Auditors' Report)

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

         We have audited the accompanying consolidated balance sheets of SunCoast Bancorp, Inc. and Subsidiary (the "Company") at December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and the period from April 1, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from April 1, 1998 (Date of Incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
February 18, 2000

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                               AT DECEMBER 31,
                                                                        ---------------------------
                                                                            1999              1998
                                                                        ------------       --------
    ASSETS
Cash and due from banks ..........................................      $    511,525          4,774
Interest-bearing deposits with banks .............................         8,454,133             --
Federal funds sold ...............................................           245,000             --
                                                                        ------------       --------

              Total cash and cash equivalents ....................         9,210,658          4,774

Securities available for sale ....................................         5,355,242             --
Loans, net of allowance for loan losses of $11,111 ...............           877,756             --
Premises and equipment, net ......................................           588,483          1,410
Federal Reserve Bank stock, at cost ..............................           180,000             --
Federal Home Loan Bank stock, at cost ............................            22,200             --
Accrued interest receivable ......................................           106,047             --
Deferred tax assets ..............................................           252,662             --
Other assets .....................................................            87,977         64,536
                                                                        ------------       --------

              Total assets .......................................      $ 16,681,025         70,720
                                                                        ============       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
    Noninterest-bearing demand deposits ..........................           342,868             --
    Savings and NOW deposits .....................................           612,683             --
    Money-market deposits ........................................         2,820,308             --
    Time deposits ................................................         1,464,853             --
                                                                        ------------       --------

              Total deposits .....................................         5,240,712             --

    Accrued interest payable and other liabilities ...............             7,294         55,352
    Other borrowings .............................................         5,453,234        101,188
                                                                        ------------       --------

              Total liabilities ..................................        10,701,240        156,540
                                                                        ------------       --------
Commitments and contingencies (Notes 4, 7, 10 and 16)

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 3,000,000 shares authorized,
         no shares issued or outstanding .........................                --             --
    Common stock, $.01 par value 10,000,000 shares authorized,
         700,000 shares and 1 share issued and outstanding
         in 1999 and 1998 ........................................             7,000             --
    Additional paid-in capital ...................................         6,393,888              1
    Accumulated deficit ..........................................          (394,732)       (85,821)
    Accumulated other comprehensive income (loss) ................           (26,371)            --
                                                                        ------------       --------

              Total stockholders' equity (deficit) ...............         5,979,785        (85,820)
                                                                        ------------       --------

              Total liabilities and stockholders' equity (deficit)      $ 16,681,025         70,720
                                                                        ============       ========

See Accompanying Notes to Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            FOR THE
                                                                                          PERIOD FROM
                                                                                         APRIL 1, 1998
                                                                                            (DATE OF
                                                                      YEAR ENDED       INCORPORATION) TO
                                                                     DECEMBER 31,         DECEMBER 31,
                                                                         1999                1998
                                                                     ------------      -----------------
Interest income:
    Loans receivable .....................................            $   9,915                  --
    Securities ...........................................              121,497                  --
    Other interest-earning assets ........................               63,465                  --
                                                                      ---------             -------

         Total interest income ...........................              194,877                  --
                                                                      ---------             -------
Interest expense:
    Deposits .............................................               47,302                  --
    Other borrowings .....................................                6,258               3,367
                                                                      ---------             -------

         Total interest expense ..........................               53,560               3,367
                                                                      ---------             -------

         Net interest income (expense) ...................              141,317              (3,367)

Provision for loan losses ................................               11,111                  --
                                                                      ---------             -------
         Net interest income (expense) after provision for
           loan losses ...................................              130,206              (3,367)
                                                                      ---------             -------

Noninterest income, service charges and fees .............                8,241                  --
                                                                      ---------             -------
Noninterest expense:
    Salaries and employee benefits .......................              217,123                  --
    Occupancy expense ....................................               78,193                  --
    Advertising ..........................................               21,585                  --
    Stationery and supplies ..............................               26,031                  --
    Professional fees ....................................               17,528                  --
    Data processing ......................................               23,574                  --
    Organizational and preopening costs ..................              276,437              82,454
    Other ................................................               23,725                  --
                                                                      ---------             -------

         Total noninterest expense .......................              684,196              82,454
                                                                      ---------             -------

         Loss before income tax benefit ..................             (545,749)            (85,821)

Income tax benefit .......................................             (236,838)                 --
                                                                      ---------             -------

         Net loss ........................................            $(308,911)            (85,821)
                                                                      =========             =======

Loss per share, basic and diluted ........................            $    (.94)                *
                                                                      =========             =======

Weighted-average number of common shares outstanding .....            $ 329,863                 *
                                                                      =========             =======

* Not meaningful

See Accompanying Notes to Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                                                                                      COMPRE-
                                                                 ADDITIONAL                           HENSIVE           TOTAL
                                                 COMMON           PAID-IN          ACCUMULATED        INCOME        STOCKHOLDERS'
                                                 STOCK            CAPITAL            DEFICIT           (LOSS)          EQUITY
                                                -------          ----------        -----------      -----------     -------------
Balance at April 1, 1998...................     $    --                 --                --               --                --

Proceeds from issuance of one share
         of common stock...................          --                  1                --               --                 1

Comprehensive income (loss) -

         Net loss..........................          --                 --           (85,821)              --           (85,821)
                                                -------          ----------         ---------         -------         ---------

Balance at December 31, 1998...............          --                  1           (85,821)              --           (85,820)
                                                                                                                      ---------
Comprehensive income (loss):

         Net loss..........................          --                 --          (308,911)              --          (308,911)

         Net change in unrealized
           loss on available-for-sale
           securities, net of taxes........          --                 --                --          (26,371)          (26,371)
                                                                                                                      ---------
         Comprehensive income
           (loss)..........................                                                                            (335,282)
                                                                                                                      ---------
Proceeds from issuance of 699,999
         shares of common stock,
         net of stock issuance
         costs of $599,112.................       7,000          6,393,887                --               --         6,400,887
                                                -------          ---------          --------          -------         ---------

Balance at December 31, 1999...............     $ 7,000          6,393,888          (394,732)         (26,371)        5,979,785
                                                =======          =========          ========          =======         =========











See Accompanying Notes to Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    FOR THE
                                                                                                  PERIOD FROM
                                                                                                 APRIL 1, 1998
                                                                                                    (DATE OF
                                                                            YEAR ENDED         INCORPORATION) TO
                                                                           DECEMBER 31,           DECEMBER 31,
                                                                              1999                    1998
                                                                           ------------        -----------------
Cash flows from operating activities:
    Net loss ..................................................            $   (308,911)             (85,821)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation .........................................                  29,974                  866
         Provision for loan losses ............................                  11,111                   --
         Credit for deferred income taxes .....................                (236,838)                  --
         Loss on sale of securities available for sale ........                     390                   --
         Increase in accrued interest receivable ..............                (106,047)                  --
         Increase in other assets .............................                 (23,441)             (65,328)
         (Decrease) increase in accrued interest payable and
              other liabilities ...............................                 (48,058)              55,352
                                                                           ------------             --------

              Net cash used in operating activities ...........                (681,820)             (94,931)
                                                                           ------------             --------
Cash flows from investing activities:
    Purchase of securities available for sale .................             (11,658,590)                  --
    Sale of securities available for sale .....................               5,465,889                   --
    Maturities of securities available for sale ...............                 794,874                   --
    Net increase in loans .....................................                (888,867)                  --
    Purchase of premises and equipment ........................                (617,047)              (1,484)
    Purchase of Federal Home Loan Bank stock ..................                 (22,200)                  --
    Purchase of Federal Reserve Bank stock ....................                (180,000)                  --
                                                                           ------------             --------

              Net cash used in investing activities ...........              (7,105,941)              (1,484)
                                                                           ------------             --------
Cash flows from financing activities:
    Net increase in deposits ..................................               5,240,712                   --
    Net proceeds from issuance of common stock ................               6,400,887                    1
    Net increase in other borrowings ..........................               5,352,046              101,188
                                                                           ------------             --------

              Net cash provided by financing activities .......              16,993,645              101,189
                                                                           ------------             --------

Net increase in cash and cash equivalents .....................               9,205,884                4,774

Cash and cash equivalents at beginning of period ..............                   4,774                   --
                                                                           ------------             --------

Cash and cash equivalents at end of period ....................            $  9,210,658                4,774
                                                                           ============             ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest .............................................            $     50,737                1,926
                                                                           ============             ========

         Income taxes .........................................            $         --                   --
                                                                           ============             ========
    Noncash transaction-

         Accumulated other comprehensive income (loss),
              unrealized loss on securities available for sale,
              net of tax ......................................            $    (26,371)                  --
                                                                           ============             ========

See Accompanying Notes to Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AT DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION. SunCoast Bancorp, Inc. (the "Holding Company") was incorporated on April 1, 1998. The Holding Company owns 100% of the outstanding common stock of SunCoast National Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on September 7, 1999 and provides a variety of community banking services to businesses and individuals through its banking office located in Sarasota County, Florida.

    BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

    USE OF ESTIMATES. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

    CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold.

    SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    LOANS RECEIVABLE. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

         The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                                                                     (continued)

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    ALLOWANCE FOR LOAN LOSSES, CONTINUED. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

    FORECLOSED ASSETS. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the consolidated statements of operations.

    PREMISES AND EQUIPMENT. Furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed by the straight-line method.

    TRANSFER OF FINANCIAL ASSETS. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

    INCOME TAXES. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

    STOCK COMPENSATION PLANS. Statement of Financial Accounting Standards (SFAS)
         No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net loss and other disclosures, as if the fair value based method of accounting had been applied. (See Note 12).

    LOSS PER SHARE. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    ORGANIZATION AND PREOPENING COSTS. The Holding Company obtained lines of credit from two financial institutions to fund organizational and preopening expenses. This debt was paid-off with proceeds from the common stock offering. Net organizational and preopening costs totaled $220,034 and were charged to expense as incurred.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

    FAIR VALUES OF FINANCIAL INSTRUMENTS. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

         CASH AND CASH EQUIVALENTS. The carrying amounts of cash and cash equivalents approximate their fair value.

         SECURITIES. Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock approximates fair value.

         LOANS. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

         ACCRUED INTEREST RECEIVABLE. Book value approximates fair value.

         DEPOSIT LIABILITIES. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED.
         OTHER BORROWINGS. The carrying amounts of other borrowings approximate their fair values.

         OFF-BALANCE-SHEET INSTRUMENTS. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    ADVERTISING. The Company expenses all advertising as incurred.

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

(2) SECURITIES AVAILABLE FOR SALE
    Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1999 are summarized as follows:


                                                                              GROSS          GROSS
                                                               AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                                 COST         GAINS          LOSSES        VALUE
                                                             -----------    ----------     ----------    ---------
         U.S. Government agency securities...............    $ 5,397,436           --       (42,194)     5,355,242
                                                             ===========    =========       =======      =========

    The Company sold securities available for sale for gross proceeds of $5,465,889. Gross losses of $390 were recognized on these sales.

    The scheduled maturities of securities at December 31, 1999 are as follows:


                                                                              AMORTIZED          FAIR
                                                                                 COST            VALUE
                                                                            ------------       ---------
         Due in less than one year.....................................     $    743,286         731,313
         Due from one to five years....................................        4,654,150       4,623,929
                                                                            ------------       ---------

                                                                            $  5,397,436       5,355,242
                                                                            ============       =========

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(3) LOANS RECEIVABLE
    The components of loans are as follows:


                                                           AT DECEMBER 31,
                                                                 1999
                                                           ---------------
         Commercial .............................            $ 154,682
         Residential real estate ................              500,000
         Consumer ...............................              138,680
         Lines of credit ........................               95,505
                                                             ---------

                                                               888,867
              Subtract-
                Allowance for loan losses .......              (11,111)
                                                             ---------

              Loans, net ........................            $ 877,756
                                                             =========

    An analysis of the change in the allowance for loan losses follows:


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             1999
                                                                         ------------
         Beginning balance..........................................       $    --
         Provision for loan losses .................................        11,111
                                                                           -------

         Ending balance ............................................       $11,111
                                                                           =======

    The Company had no impaired loans in 1999.

(4) PREMISES AND EQUIPMENT
    A summary of premises and equipment follows:


                                                                    AT DECEMBER 31,
                                                                 ----------------------
                                                                    1999          1998
                                                                 ---------       ------
         Leasehold improvements ...........................      $ 240,682           --
         Furniture, fixtures and equipment ................        377,849        1,485
                                                                 ---------       ------

             Total, at cost ...............................        618,531        1,485

             Less accumulated depreciation and amortization        (30,048)         (75)
                                                                 ---------       ------

             Premises and equipment, net ..................      $ 588,483        1,410
                                                                 =========       ======

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(4) PREMISES AND EQUIPMENT, CONTINUED
    The Company leases its office facility under an operating lease. The term of the lease is for five years with two-five year renewable options. Rent expense under operating leases during the year ended December 31, 1999 was $27,908. There was no rent expense for the period ended December 31, 1998. Future rentals over the remaining noncancellable lease terms are as follows:


            YEAR ENDING
            DECEMBER 31,                                        AMOUNT
            -----------                                       ---------
                2000 ........................................ $ 85,398
                2001 ........................................   88,813
                2002 ........................................   92,366
                2003 ........................................   96,061
                2004 ........................................   48,972
                                                              --------

                Total minimum lease payments................. $411,610
                                                              ========

(5) DEPOSITS
    The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $800,000 at December 31, 1999.

    A schedule of maturities of time deposits follows:


                                                                                 AT
         YEAR ENDING                                                        DECEMBER 31,
         DECEMBER 31,                                                           1999
         ------------                                                       ------------
             2000........................................................   $ 1,213,907
             2001........................................................       220,831
             2002........................................................        25,115
             2003........................................................         5,000
                                                                            -----------

                                                                            $ 1,464,853
                                                                            ===========

(6) OTHER BORROWINGS
    In 1999, the Company was appointed as agent for a customer and acted on behalf of the customer in investing the customer's funds in a tri-party repurchase agreement program administered by another financial institution. At December 31, 1999, the balance in the account was $5,453,234 and is included in interest-bearing deposits with banks and other borrowings on the consolidated balance sheet at December 31, 1999.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(7) FINANCIAL INSTRUMENTS
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit, commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

    The estimated fair values of the Company's financial instruments were as follows:


                                                                     AT DECEMBER 31,
                                                 ---------------------------------------------------
                                                            1999                        1998
                                                 -------------------------      --------------------
                                                  CARRYING          FAIR        CARRYING       FAIR
                                                   AMOUNT          VALUE         AMOUNT       VALUE
                                                 ----------      ---------      --------     -------
         Financial assets:
              Cash and cash equivalents ...      $9,210,658      9,210,658        4,774        4,774
              Securities available for sale       5,355,242      5,355,242           --           --
              Loans receivable, net .......         877,756        877,756           --           --
              Accrued interest receivable .         106,047        106,047           --           --
              Federal Reserve Bank stock ..         180,000        180,000           --           --
              Federal Home Loan Bank stock           22,200         22,200           --           --

         Financial liabilities:
              Deposit liabilities .........       5,240,712      5,240,712           --           --
              Other borrowings ............       5,453,234      5,453,234      101,188      101,188

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(7) FINANCIAL INSTRUMENTS, CONTINUED
    A summary of the amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1999 follows:


         Unused lines of credit .................      $  834,000
                                                       ==========

         Commitments to extend credit ...........      $1,300,000
                                                       ==========

         Standby letters of credit ..............      $   20,000
                                                       ==========

(8) INCOME TAXES
    The income tax benefit consisted of the following:


                                                                                    YEAR ENDED     PERIOD ENDED
                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
         Deferred:
             Federal.......................................................         $(202,222)             --
             State.........................................................           (34,616)             --
                                                                                    ---------         -------

             Total deferred................................................         $(236,838)             --
                                                                                    =========         =======

    The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:


                                                                  YEAR ENDED                PERIOD ENDED
                                                             DECEMBER 31, 1999           DECEMBER 31, 1998
                                                          ----------------------      ---------------------
                                                            AMOUNT           %         AMOUNT           %
                                                          ---------        -----      --------       ------
         Income tax benefit at statutory rate ......      $(185,555)       (34.0)%    $(29,179)       (34.0)%
         (Increase) decrease resulting from:
              State income taxes, net of Federal tax
                  benefit ..........................        (19,949)        (3.6)       (3,115)        (3.6)
              Valuation allowance (reversal) .......        (30,037)        (5.5)       30,037         35.0
              Other ................................         (1,297)         (.3)        2,257          2.6
                                                          ---------        -----      --------       ------

         Income tax benefit ........................      $(236,838)       (43.4)%    $     --           --%
                                                          =========        =====      ========       ======

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(8) INCOME TAXES, CONTINUED
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                           AT DECEMBER 31,
                                                                       ---------------------
                                                                          1999         1998
                                                                       --------      -------
         Deferred tax assets:
             Net operating loss carryforward ....................      $179,783           --
             Unrealized loss on securities available for sale ...        15,823           --
             Organizational and start-up costs ..................       120,750       30,037
             Depreciation .......................................         3,213           --
             Other ..............................................            38           --
                                                                       --------      -------

             Gross deferred tax assets ..........................       319,607       30,037

         Less: Valuation allowance ..............................            --      (30,037)
                                                                       --------      -------

             Net deferred tax assets ............................       319,607           --
                                                                       --------      -------

         Deferred tax liabilities:
             Accrual to cash conversion .........................        53,084           --
             Allowance for loan losses ..........................        13,861           --
                                                                       --------      -------

             Gross deferred tax liabilities .....................        66,945           --
                                                                       --------      -------

             Net deferred tax asset .............................      $252,662           --
                                                                       ========      =======

    In 1998, a valuation allowance had been established to reduce the deferred tax assets to an amount that management believed would ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. Management believed sufficient uncertainty existed regarding realizability of these items that a valuation allowance was required at December 31, 1998. The reversal of the valuation allowance during 1999 was due in part to management's reassessment of the Company's ability to realize its net deferred tax asset in the future.

    At December 31, 1999, the Company had a net operating loss carryforward of approximately $478,000 available to offset future Federal and state taxable income. The carryforward is due to expire in 2019.

(9) RELATED PARTY TRANSACTIONS
    In the ordinary course of business, the Company may make loans at terms and rates prevailing at the time to officers, directors and their affiliates. At December 31, 1999, the total balance of loans to such related parties was $48,286. As of the same date, these individuals and entities had approximately $7,250 of funds on deposit with the Company.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(10) COMMITMENT AND CONTINGENCIES
     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

(11) CREDIT RISK
     The Company grants the majority of its loans to borrowers throughout
         Sarasota County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Sarasota County, Florida.

(12) STOCK OPTIONS
     In 1999, the Company adopted both an Employee and a Director Stock Option
         Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 28,000 shares of common stock have been reserved under this Plan. In 1999, 28,000 options were granted at $10 per share.

     Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. 42,000 options were granted in 1999 at $10.00 per share.


                                                                             RANGE
                                                                             OF PER        WEIGHTED-
                                                                              SHARE         AVERAGE       AGGREGATE
                                                                NUMBER OF    OPTION       PER SHARE        OPTION
                                                                 SHARES       PRICE         PRICE           PRICE
                                                                ---------   -------       ---------       ---------
         Issued and outstanding at December 31, 1999.......      70,000     $ 10.00          10.00         700,000
                                                                 ======      ======          =====         =======

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 1999 was 116 months.

     These options are exercisable as follows:


                                                            NUMBER      WEIGHTED-AVERAGE
        YEAR ENDING                                       OF SHARES      EXERCISE PRICE
        -----------                                       ---------     ----------------
           2000 .........................................   14,000         $ 10.00
           2001 .........................................   14,000           10.00
           2002 .........................................   14,000           10.00
           2003 .........................................   14,000           10.00
           2004 .........................................   14,000           10.00
                                                            ------         -------

                                                            70,000         $ 10.00
                                                            ======         =======

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(12) STOCK OPTIONS, CONTINUED
     The Statement requires pro forma fair value disclosures if the intrinsic value method is being utilized. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 6.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active trading market in the stock. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs:


                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                                1999
                                                                                            ------------
         Weighted-average grant-date fair value of options issued
               during the year....................................................          $      5.49
                                                                                            ===========

         Proforma net loss........................................................          $  (356,900)
                                                                                            ===========

         Per share, basic and diluted.............................................          $     (1.08)
                                                                                            ===========

(13) REGULATORY MATTERS
     Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

     The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, the Bank met all capital adequacy requirements to which they are subject.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(13) REGULATORY MATTERS, CONTINUED
     As of December 31, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages as of December 31, 1999 are also presented in the table (dollars in thousands).


                                                                                                        MINIMUM
                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                    FOR CAPITAL ADEQUACY           PROMPT CORRECTIVE
                                                ACTUAL                    PURPOSES:                ACTION PROVISIONS:
                                      -----------------------       --------------------         ---------------------
                                       AMOUNT            %          AMOUNT           %           AMOUNT            %
                                      -------          ------       ------          ----         ------          -----
     AS OF DECEMBER 31, 1999:
         Total capital to Risk-
           Weighted Assets .........  $ 5,314          113.77%       $ 374          8.00%         $ 467          10.00%
         Tier I Capital to Risk-
           Weighted Assets..........    5,303          113.53          187          4.00            280           6.00%
         Tier I Capital
           to Average Assets........    5,303           44.77          474          4.00            592           5.00%

(14) COMPREHENSIVE INCOME
     The Company has adopted SFAS 130, Reporting Comprehensive Income.
         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings (loss), are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net loss or stockholders' equity. The Company had no sales of securities in 1998. The components of other comprehensive income and related tax effects in 1999 are as follows:


                                                                         BEFORE             TAX              AFTER
                                                                           TAX             EFFECT             TAX
                                                                        ---------          ------           --------
         FOR THE YEAR ENDED DECEMBER 31, 1999:
           Unrealized holding losses.................................   $(42,584)          15,969           (26,615)
           Reclassification adjustment for losses included
             in net loss.............................................        390             (146)              244
                                                                        ---------          ------           -------

                                                                        $(42,194)          15,823           (26,371)
                                                                        ========           ======           =======

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(15) PARENT COMPANY ONLY FINANCIAL INFORMATION
     The Holding Company's unconsolidated financial information is as follows:

                            CONDENSED BALANCE SHEETS

                                                                            AT DECEMBER 31,
                                                                       ------------------------
                                                                          1999           1998
                                                                       ----------      --------
             ASSETS

         Cash ...................................................      $   56,609         4,774
         Securities available for sale ..........................         365,028            --
         Investment in subsidiary ...............................       5,564,185            --
         Other assets ...........................................           8,418        65,946
                                                                       ----------      --------

             Total assets .......................................      $5,994,240        70,720
                                                                       ==========      ========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Other liabilities ......................................          14,455        55,352
         Other borrowings .......................................              --       101,188
         Stockholders' equity (deficit) .........................       5,979,785       (85,820)
                                                                       ----------      --------

             Total liabilities and stockholders' equity (deficit)      $5,994,240        70,720
                                                                       ==========      ========

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                           FOR THE
                                                                                         PERIOD FROM
                                                                                        APRIL 1, 1998
                                                                                           (DATE OF
                                                                       YEAR ENDED     INCORPORATION) TO
                                                                      DECEMBER 31,       DECEMBER 31,
                                                                          1999               1998
                                                                      ------------    -----------------
         Revenues ...........................................          $  31,551                --
         Expenses ...........................................            (15,592)          (85,821)
                                                                       ---------           -------

             Earnings (loss) before loss of subsidiary ......             15,959           (85,821)
             Loss of subsidiary .............................           (324,870)               --
                                                                       ---------           -------

             Net loss .......................................          $(308,911)          (85,821)
                                                                       =========           =======

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(15) PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                         FOR THE
                                                                                                       PERIOD FROM
                                                                                                      APRIL 1, 1998
                                                                                                        (DATE OF
                                                                                    YEAR ENDED      INCORPORATION) TO
                                                                                   DECEMBER 31,        DECEMBER 31,
                                                                                       1999                1998
                                                                                   -----------      -----------------
         Cash flows from operating activities:
              Net loss ..................................................          $  (308,911)           (85,821)
              Adjustments to reconcile net loss to net cash
                provided by (used in) operating activities:
                  Depreciation ..........................................                   --                866
                  Loss on sale of securities available for sale .........                  390                 --
                  Equity in undistributed loss of subsidiary ............              324,870                 --
                  Net decrease (increase) in other assets ...............               57,528            (65,328)
                  Net (decrease) increase in other liabilities ..........              (40,897)            55,352
                                                                                   -----------           --------

                  Net cash provided by (used in) operating activities ...               32,980            (94,931)
                                                                                   -----------           --------
         Cash flows from investing activities:
              Purchase of securities available for sale .................           (5,877,428)                --
              Sales and maturities of securities available for sale .....            5,510,763                 --
              Purchase of premises and equipment ........................                   --             (1,484)
              Purchase of common stock of subsidiary ....................           (5,914,179)                --
                                                                                   -----------           --------

                  Net cash used in investing activities .................           (6,280,844)            (1,484)
                                                                                   -----------           --------
         Cash flows from financing activities:
              Proceeds from issuance of common stock ....................            6,400,887                  1
              Net (repayment) proceeds of other borrowings ..............             (101,188)           101,188
                                                                                   -----------           --------

                  Net cash provided by financing activities .............            6,299,699            101,189
                                                                                   -----------           --------

         Net increase in cash and cash equivalents ......................               51,835              4,774

         Cash and cash equivalents at beginning of the period ...........                4,774                 --
                                                                                   -----------           --------

         Cash and cash equivalents at end of period .....................          $    56,609              4,774
                                                                                   ===========           ========
         Supplemental disclosure of cash flow information:
              Cash paid during the year for interest ....................          $        --              1,926
                                                                                   ===========           ========
              Noncash transactions:
                  Change in investment in subsidiary due to
                    change in accumulated other comprehensive
                    income (loss) .......................................          $   (25,124)                --
                                                                                   ===========           ========
                  Accumulated other comprehensive income
                    (loss), change in unrealized loss on securities
                    available for sale ..................................          $    (1,247)                --
                                                                                   ===========           ========

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

(16) YEAR 2000 ISSUES
     The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

(17) SELECTED QUARTERLY RESULTS (UNAUDITED)
     Selected quarterly results of operations for the four quarters ended
          December 31, 1999 are as follows (in thousands, except share amounts):


                                                                                          1999
                                                                   ---------------------------------------------------
                                                                    FOURTH         THIRD          SECOND        FIRST
                                                                   QUARTER        QUARTER        QUARTER       QUARTER
                                                                   -------        -------        -------       -------
         Interest income .................................          $ 142             53            --            --
         Interest expense ................................             34              5            11             3
                                                                    -----           ----           ---           ---

         Net interest income (expense) ...................            108             48           (11)           (3)
         Provision for loan losses .......................             10              1            --            --
                                                                    -----           ----           ---           ---
         Net interest income (expense) after provision for
              loan losses ................................             98             47           (11)           (3)

         Noninterest income ..............................              8             --            --            --
         Noninterest expense .............................            334            241            69            40
                                                                    -----           ----           ---           ---

         Losses before income benefit ....................           (228)          (194)          (80)          (43)
         Income tax benefit ..............................            (85)          (151)           --            --
                                                                    -----           ----           ---           ---

         Net losses ......................................          $(143)           (43)          (80)          (43)
                                                                    =====           ====           ===           ===

         Basic and diluted losses per common share .......          $(.20)          (.07)           *             *
                                                                    =====           ====           ===           ===

* Stock not sold until July 13, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 8th day of March, 2000.


                                     SUNCOAST BANCORP, INC.


                                     /s/ John T. Stafford
                                     ------------------------------------------
                                     President and Chief Executive Officer


                                     /s/ John S. Wilks
                                     ------------------------------------------
                                     Chief Financial Officer
                                     (Principal financing officer and principal
                                     accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 8, 2000.


SIGNATURE                                                 TITLE
---------                                                 -----
/s/    Larry Berberich                                   Director
-----------------------------------------
       Larry Berberich


/s/    Henry E. Black, M.D.                              Director
-----------------------------------------
       Henry E. Black, M.D.


/s/    H. R. Foxworthy                                   Chairman of the Board; Director
-----------------------------------------
       H. R. Foxworthy


/s/    William F. Gnerre                                 Executive Vice President, Secretary and Director
-----------------------------------------
       William F. Gnerre


/s/    James C. Rutledge                                 Director
-----------------------------------------
       James C. Rutledge


/s/    John T. Stafford                                  President and Chief Executive Officer and Director
-----------------------------------------
       John T. Stafford



/s/    Stanley A. Williams                               Director
-----------------------------------------
       Stanley A. Williams


/s/    Roy A. Yahraus                                    Director
-----------------------------------------
       Roy A. Yahraus

                             Suncoast Bancorp, Inc.
                                   Form 10-KSB
                    For Fiscal Year Ending December 31, 1999

                                  EXHIBIT INDEX


Exhibit                                                                        Page
  No.                                 Exhibit                                   No.
-------                               -------                                  ----
21.1              Subsidiaries of the Registrant

27                Financial Data Schedule