Form 10QSB
period 2000-03-31
SUNCOAST BANCORP INC
filed 2000-05-01
CIK 1072695

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to ___________________

Commission file number  333-70231
                       -----------

                             SUNCOAST BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                              65-0827141
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                        8592 Potter Park Drive, Suite 200
                             Sarasota, Florida 34238
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (941) 923-0500
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES [X]  NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Common stock, par value $.01 per share                      700,000 shares
--------------------------------------             -----------------------------
             (CLASS)                               OUTSTANDING AT APRIL 18, 2000


================================================================================

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                              PAGE
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At March 31, 2000 (unaudited) and At December 31, 1999...................................................2

     Condensed Consolidated Statements of Operations -
       Three Months ended March 31, 2000 and 1999 (unaudited)...................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       Three Months Ended March 31, 2000 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2000 and 1999 (unaudited)...................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited)...........................................6

     Review by Independent Certified Public Accountants.........................................................7

     Report on Review by Independent Certified Public Accountants...............................................8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...............................................................................9-10

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................10

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................11

SIGNATURES.....................................................................................................12

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,       DECEMBER 31,
    ASSETS                                                              2000              1999
                                                                    ------------      ------------
                                                                    (UNAUDITED)
Cash and due from banks ......................................      $    771,492          511,525
Interest-bearing deposits with banks .........................           995,977        8,454,133
Federal funds sold ...........................................         2,662,000          245,000
                                                                    ------------       ----------

              Total cash and cash equivalents ................         4,429,469        9,210,658

Securities available for sale ................................         6,171,549        5,355,242
Loans, net of allowance for loan losses of $39,210 in 2000 and
    $11,111 in 1999 ..........................................         3,097,614          877,756
Premises and equipment, net ..................................           566,983          588,483
Federal Reserve Bank stock, at cost ..........................           180,000          180,000
Federal Home Loan Bank stock, at cost ........................            22,200           22,200
Accrued interest receivable ..................................            50,114          106,047
Deferred tax assets ..........................................           338,084          252,662
Other assets .................................................            84,086           87,977
                                                                    ------------       ----------

              Total assets ...................................      $ 14,940,099       16,681,025
                                                                    ============       ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ......................           552,292          342,868
    Savings and NOW deposits .................................           923,765          612,683
    Money-market deposits ....................................         4,552,358        2,820,308
    Time deposits ............................................         2,061,478        1,464,853
                                                                    ------------       ----------

              Total deposits .................................         8,089,893        5,240,712

    Accrued interest payable and other liabilities ...........            22,920            7,294
    Other borrowings .........................................           992,766        5,453,234
                                                                    ------------       ----------

              Total liabilities ..............................         9,105,579       10,701,240
                                                                    ------------       ----------
Stockholders' equity:
    Preferred stock ..........................................                --               --
    Common stock .............................................             7,000            7,000
    Additional paid-in capital ...............................         6,393,888        6,393,888
    Accumulated deficit ......................................          (544,511)        (394,732)
    Accumulated other comprehensive income (loss) ............           (21,857)         (26,371)
                                                                    ------------       ----------

              Total stockholders' equity .....................         5,834,520        5,979,785
                                                                    ------------       ----------

              Total liabilities and stockholders' equity .....      $ 14,940,099       16,681,025
                                                                    ============       ==========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               -----------------------
                                                                                                 2000           1999
                                                                                               ---------       -------
                                                                                                     (UNAUDITED)
Interest income:
    Loans receivable ....................................................................      $  41,517            --
    Securities ..........................................................................         84,635            --
    Other interest-earning assets .......................................................        136,341            --
                                                                                               ---------       -------

         Total interest income ..........................................................        262,493            --
                                                                                               ---------       -------
Interest expense:
    Deposits ............................................................................         73,107            --
    Other borrowings ....................................................................         81,809         3,003
                                                                                               ---------       -------

         Total interest expense .........................................................        154,916         3,003
                                                                                               ---------       -------

         Net interest income (expense) ..................................................        107,577        (3,003)

Provision for loan losses ...............................................................         28,099            --
                                                                                               ---------       -------
         Net interest income (expense) after provision for
           loan losses ..................................................................         79,478        (3,003)
                                                                                               ---------       -------

Noninterest income, service charges and fees ............................................          3,380            --
                                                                                               ---------       -------
Noninterest expense:
    Salaries and employee benefits ......................................................        168,359            --
    Occupancy expense ...................................................................         65,768            --
    Advertising .........................................................................          6,285            --
    Stationery and supplies .............................................................         13,374            --
    Professional fees ...................................................................         31,418            --
    Data processing .....................................................................         18,199            --
    Organizational and preopening costs .................................................             --        39,511
    Other ...............................................................................         19,102            --
                                                                                               ---------       -------

         Total noninterest expense ......................................................        322,505        39,511
                                                                                               ---------       -------

         Loss before income tax benefit .................................................       (239,647)      (42,514)

Income tax benefit ......................................................................        (89,868)           --
                                                                                               ---------       -------

         Net loss .......................................................................      $(149,779)      (42,514)
                                                                                               =========       =======

Loss per share, basic and diluted.......................................................       $    (.21)            *
                                                                                               =========       =======

Weighted-average number of common shares outstanding ....................................      $ 700,000             *
                                                                                               =========       =======

Dividends per share .....................................................................             --            --
                                                                                               =========       =======

* Not meaningful




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                      COMPRE-
                                                                ADDITIONAL                            HENSIVE           TOTAL
                                                 COMMON          PAID-IN           ACCUMULATED        INCOME        STOCKHOLDERS'
                                                 STOCK           CAPITAL             DEFICIT          (LOSS)           EQUITY
                                                -------         ----------         -----------      -----------     -------------
Balance at December 31, 1999...............     $ 7,000          6,393,888          (394,732)         (26,371)        5,979,785
                                                                                                                      ---------
Comprehensive income (loss):
     Net loss (unaudited)..................          --                 --          (149,779)              --          (149,779)

     Net change in unrealized
         loss on securities available
         for sale (unaudited)..............          --                 --                --            4,514             4,514
                                                                                                                      ---------
Comprehensive income (loss)
         (unaudited).......................                                                                            (145,265)
                                                -------          ---------          --------          -------         ---------
Balance at March 31, 2000
     (unaudited)...........................     $ 7,000          6,393,888          (544,511)         (21,857)        5,834,520
                                                =======          =========          ========          =======         =========






















See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   --------------------------
                                                                                       2000            1999
                                                                                   -----------       --------
                                                                                           (UNAUDITED)
Cash flows from operating activities:
    Net loss ................................................................      $  (149,779)      (42,514)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation .......................................................           22,327           225
         Provision for loan losses ..........................................           28,099            --
         Net amortization of loan fees, premiums and discounts ..............           (8,966)           --
         Credit for deferred income taxes ...................................          (89,868)           --
         Increase in deferred offering cost .................................               --       (33,344)
         Decrease in accrued interest receivable ............................           55,933            --
         Decrease in other assets ...........................................            3,891         3,655
         Increase in accrued interest payable and
              other liabilities .............................................           15,626        10,586
                                                                                   -----------       -------

              Net cash used in operating activities .........................         (122,737)      (61,392)
                                                                                   -----------       --------
Cash flows from investing activities:
    Purchase of securities available for sale ...............................       (1,546,643)           --
    Maturities of securities available for sale .............................          750,000            --
    Net increase in loans ...................................................       (2,249,695)           --
    Purchase of premises and equipment ......................................             (827)      (70,058)
                                                                                   -----------       --------

              Net cash used in investing activities .........................       (3,047,165)      (70,058)
                                                                                   -----------       --------
Cash flows from financing activities:
    Net increase in deposits ................................................        2,849,181            --
    Proceeds from short-term financing ......................................               --       150,000
    Net decrease in other borrowings ........................................       (4,460,468)           --
                                                                                   -----------       -------

              Net cash (used in) provided by financing activities ...........       (1,611,287)      150,000
                                                                                   -----------       -------

Net (decrease) increase in cash and cash equivalents ........................       (4,781,189)       18,550

Cash and cash equivalents at beginning of period ............................        9,210,658         4,774
                                                                                   -----------       -------

Cash and cash equivalents at end of period ..................................      $ 4,429,469        23,324
                                                                                   ===========       =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest ...........................................................      $   152,707         2,280
                                                                                   ===========       =======

         Income taxes .......................................................      $        --            --
                                                                                   ===========       =======

    Noncash transaction-

         Accumulated other comprehensive income (loss), change in
              unrealized loss on securities available for sale,
              net of tax ....................................................      $     4,514             --
                                                                                   ===========       ========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
    GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(2) LOAN IMPAIRMENT AND LOAN LOSSES
    No loans were identified as impaired at or during the three months ended
        March 31, 2000. The Bank had not opened for business as of March 31, 1999. The activity in the allowance for loan losses is as follows:


                                                                 THREE
                                                                 MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  2000
                                                               ---------
        Balance at beginning of period ...................      $11,111
        Provision charged to earnings ....................       28,099
                                                                -------

        Balance at end of period .........................      $39,210
                                                                =======

(3) LOSS PER SHARE
    Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4) REGULATORY CAPITAL
    The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                              REGULATORY
                                                                     ACTUAL   REQUIREMENT
                                                                     ------   -----------
        Total capital to risk-weighted assets ...................    92.44%      8.00%
        Tier I capital to risk-weighted assets ..................    91.74%      4.00%
        Tier I capital to total assets - leverage ratio .........    27.00%      4.00%

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson, Cohen & Grieb PA, independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 17, 2000

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2000 AND DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash during the three months ended March 31, 2000 was from net deposit inflows of $2.8 million. Cash was used primarily to originate loans, net of principal repayments, totaling $2.2 million. Interest-bearing deposits with banks at December 31, 1999 were used to pay-off other borrowings of $4.5 million. At March 31, 2000, the Company had outstanding commitments to originate loans totaling $1.5 million. At March 31, 2000, the Bank exceeded its regulatory liquidity requirements.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS:
    GENERAL. Net loss for the three-months ended March 31, 2000 was $149,779 compared to a net loss of $42,514 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. At March 31, 2000, the Company had not achieved the asset size to operate profitably.

    INTEREST INCOME. Interest income was $262,493 for the three months ended
        March 31, 2000. Interest income earned on loans was $41,517. The average loan portfolio balance was $1.9 million for the three months ended March 31, 2000 and the average yield earned was 8.73%. Interest income earned on securities was $84,635. The average securities portfolio balance was $5.4 million and the average yield earned was 6.32% for the three months ended March 31, 2000. Interest income earned on other interest-earning assets was $136,341. The average balance of other interest-earning assets was $10.8 million and the average yield earned was 5.0% for the 2000 period.

    INTEREST EXPENSE. Interest expense was $154,916 for the three months ended
        March 31, 2000. Interest expense on deposit accounts was $73,107. The average balance of interest-bearing deposits was $6.4 million for the three months ended March 31, 2000 and the average cost was 4.60%. Interest expense on other borrowings was $81,809. The average balance of other borrowings was $6.9 million and the average rate paid was 4.73% for the 2000 period.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2000 of $28,099 and the allowance for loan losses was $39,210 at March 31, 2000. Management believes the allowance is adequate at March 31, 2000.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    NONINTEREST EXPENSE. Noninterest expense was $322,505 for the three months ended March 31, 2000 compared to $39,511 for the three months ended March 31, 1999. This increase resulted from the commencement of banking operations.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended March
        31, 2000 was $89,868 (an effective rate of 37.5%). There was no tax benefit recorded for the three months ended March 31, 1999 because management was unsure whether it was more likely than not that the benefit would be realized.

                                YEAR 2000 ISSUES

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by a single asterisk (*) were previously filed as a part of the Company's Registration Statement on Form SB-2, Registration No. 333-70231 and are hereby incorporated by reference.


        EXHIBIT NO.           DESCRIPTION OF EXHIBIT
        -----------           ----------------------
            *3.1              Restated Articles of Incorporation of SunCoast Bancorp, Inc.
            *3.2              Bylaws of SunCoast Bancorp, Inc.
            *4.1              Specimen Stock Certificate of SunCoast Bancorp, Inc.
           *10.1              Form of Employment Agreement entered into between the Company and
                              John T. Stafford **
           *10.2              Form of Employment Agreement entered into between the Bank and
                              William F. Gnerre **
           *10.3              SunCoast Bancorp, Inc. Director Stock Option Plan **
           *10.4              SunCoast Bancorp, Inc. Employee Stock Option Plan **
           *10.5              Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc.
                              and Palmer Medical Center Ltd.
            27.0              Financial Data Schedule (for SEC use only)

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUNCOAST BANCORP, INC.
                                      (Registrant)


Date: May 1, 2000                    By: /s/ John T. Stafford
      ---------------------              --------------------------------------
                                         John T. Stafford, President and Chief
                                         Executive Officer


Date: May 1, 2000                    By: /s/ John S. Wilks
      ---------------------              --------------------------------------
                                         John S. Wilks, Chief Financial Officer
                                         (Principal financing officer and
                                         principal accounting officer)