Form 10QSB
period 2000-06-30
SUNCOAST BANCORP INC
filed 2000-07-25
CIK 1072695

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to ____________________

Commission file number 333-70231
                       ---------


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

YES [X]    NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Common stock, par value $.01 per share                     700,000 shares
--------------------------------------                  --------------------
             (CLASS)                                OUTSTANDING AT JULY 14, 2000

--------------------------------------------------------------------------------

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                            PAGE
                                                                           ----

     Condensed Consolidated Balance Sheets -
       At June 30, 2000 (unaudited) and At December 31, 1999..................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 2000 and 1999 (unaudited)..........3

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       Six Months Ended June 30, 2000 (unaudited).............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 2000 and 1999 (unaudited)....................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........6

     Review by Independent Certified Public Accountants.......................7

     Report on Review by Independent Certified Public Accountants.............8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................9-11

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........11

PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

SIGNATURES...................................................................13

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,         DECEMBER 31,
                                                                    ------------       ------------
    ASSETS                                                              2000               1999
                                                                    ------------       ------------
                                                                    (UNAUDITED)

Cash and due from banks ......................................      $    660,075           511,525
Interest-bearing deposits with banks .........................           999,389         8,454,133
Federal funds sold ...........................................         1,399,000           245,000
                                                                    ------------       -----------

              Total cash and cash equivalents ................         3,058,464         9,210,658

Securities available for sale ................................         6,680,516         5,355,242
Loans, net of allowance for loan losses of $85,693 in 2000 and
    $11,111 in 1999 ..........................................         6,792,767           877,756
Premises and equipment, net ..................................           545,568           588,483
Federal Reserve Bank stock, at cost ..........................           180,000           180,000
Federal Home Loan Bank stock, at cost ........................            22,200            22,200
Accrued interest receivable ..................................           170,349           106,047
Deferred tax assets ..........................................           402,240           252,662
Other assets .................................................            75,367            87,977
                                                                    ------------       -----------

              Total assets ...................................      $ 17,927,471        16,681,025
                                                                    ============       ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ......................           792,350           342,868
    Savings and NOW deposits .................................         1,258,057           612,683
    Money-market deposits ....................................         6,792,732         2,820,308
    Time deposits ............................................         2,331,487         1,464,853
                                                                    ------------       -----------

              Total deposits .................................        11,174,626         5,240,712

    Accrued interest payable and other liabilities ...........            29,067             7,294
    Other borrowings .........................................           995,717         5,453,234
                                                                    ------------       -----------

              Total liabilities ..............................        12,199,410        10,701,240
                                                                    ------------       -----------
Stockholders' equity:
    Preferred stock ..........................................                --                --
    Common stock .............................................             7,000             7,000
    Additional paid-in capital ...............................         6,393,888         6,393,888
    Accumulated deficit ......................................          (655,668)         (394,732)
    Accumulated other comprehensive income (loss) ............           (17,159)          (26,371)
                                                                    ------------       -----------

              Total stockholders' equity .....................         5,728,061         5,979,785
                                                                    ------------       -----------

              Total liabilities and stockholders' equity .....      $ 17,927,471        16,681,025
                                                                    ============       ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                     2000           1999          2000           1999
                                                  ---------       -------       --------       --------
Interest income:
    Loans receivable .......................      $ 102,022            --        143,539             --
    Securities .............................        109,311            --        193,946             --
    Other interest-earning assets ..........         62,694            --        199,035             --
                                                  ---------       -------       --------       --------

         Total interest income .............        274,027            --        536,520             --
                                                  ---------       -------       --------       --------
Interest expense:
    Deposits ...............................        108,372            --        181,479             --
    Other borrowings .......................         12,951        11,089         94,760         14,092
                                                  ---------       -------       --------       --------

         Total interest expense ............        121,323        11,089        276,239         14,092
                                                  ---------       -------       --------       --------

         Net interest income (expense) .....        152,704       (11,089)       260,281        (14,092)

Provision for loan losses ..................         46,483            --         74,582             --
                                                  ---------       -------       --------       --------
         Net interest income (expense) after
              provision for loan losses ....        106,221       (11,089)       185,699        (14,092)
                                                  ---------       -------       --------       --------

Noninterest income, service charges and fees         13,412            --         16,792             --
                                                  ---------       -------       --------       --------
Noninterest expense:
    Salaries and employee benefits .........        140,510            --        308,869             --
    Occupancy ..............................         61,310            --        127,078             --
    Advertising ............................         14,706            --         20,991             --
    Stationery and supplies ................         12,546            --         25,920             --
    Professional fees ......................         22,052            --         53,470             --
    Data processing ........................         17,645            --         35,844             --
    Organizational and preopening costs ....             --        69,365             --        108,876
    Other ..................................         28,714            --         47,816             --
                                                  ---------       -------       --------       --------

         Total noninterest expense .........        297,483        69,365        619,988        108,876
                                                  ---------       -------       --------       --------

         Loss before income tax benefit ....       (177,850)      (80,454)      (417,497)      (122,968)

Income tax benefit .........................        (66,693)           --       (156,561)            --
                                                  ---------       -------       --------       --------

         Net loss ..........................      $(111,157)      (80,454)      (260,936)      (122,968)
                                                  =========       =======       ========       ========

Loss per share, basic and diluted ..........      $    (.16)            *           (.37)             *
                                                  =========       =======       ========       ========
Weighted-average number of
    common shares outstanding ..............        700,000             *        700,000              *
                                                  =========       =======       ========       ========

Dividends per share ........................      $      --            --             --             --
                                                  =========       =======       ========       ========

* Not meaningful




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                       COMPRE-
                                                                 ADDITIONAL                            HENSIVE          TOTAL
                                                COMMON            PAID-IN          ACCUMULATED         INCOME        STOCKHOLDERS'
                                                STOCK             CAPITAL            DEFICIT           (LOSS)           EQUITY
                                               -------           ----------        -----------       -----------     -------------

Balance at December 31, 1999...............    $ 7,000           6,393,888          (394,732)         (26,371)        5,979,785
                                                                                                                      ---------
Comprehensive income (loss):
     Net loss (unaudited)..................         --                  --          (260,936)              --          (260,936)

     Net change in unrealized
         loss on securities available
         for sale (unaudited)..............         --                  --                --            9,212             9,212
                                                                                                                      ---------
Comprehensive income (loss)
         (unaudited).......................                                                                            (251,724)
                                               -------           ---------          --------          -------         ----------
Balance at June 30, 2000
     (unaudited)...........................    $ 7,000           6,393,888          (655,668)         (17,159)        5,728,061
                                               =======           =========          ========          =======         ==========






















See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ---------------------------
                                                                                       2000             1999
                                                                                   -----------       ---------
Cash flows from operating activities:
    Net loss ................................................................      $  (260,936)       (122,968)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation .......................................................           44,661           1,416
         Provision for loan losses ..........................................           74,582              --
         Net amortization of loan fees, premiums and discounts ..............          (37,729)             --
         Credit for deferred income taxes ...................................         (156,561)             --
         Increase in deferred offering cost .................................               --         (91,919)
         Increase in accrued interest receivable ............................          (64,302)             --
         Decrease (increase) in other assets ................................           12,610         (35,848)
         Increase in accrued interest payable and
              other liabilities .............................................           21,773          60,115
                                                                                   -----------       ---------

              Net cash used in operating activities .........................         (365,902)       (189,204)
                                                                                   -----------       ---------
Cash flows from investing activities:
    Purchase of securities available for sale ...............................       (2,046,523)             --
    Maturities of securities available for sale .............................          750,000              --
    Principal repayments of securities available for sale ...................            2,110              --
    Net increase in loans ...................................................       (5,966,530)             --
    Purchase of premises and equipment ......................................           (1,746)       (296,745)
                                                                                   -----------       ---------

              Net cash used in investing activities .........................       (7,262,689)       (296,745)
                                                                                   -----------       ---------
Cash flows from financing activities:
    Net increase in deposits ................................................        5,933,914              --
    Proceeds from short-term financing ......................................               --         573,337
    Net decrease in other borrowings ........................................       (4,457,517)             --
                                                                                   -----------       ---------

              Net cash provided by financing activities .....................        1,476,397         573,337
                                                                                   -----------       ---------

Net (decrease) increase in cash and cash equivalents ........................       (6,152,194)         87,388

Cash and cash equivalents at beginning of period ............................        9,210,658           4,774
                                                                                   -----------       ---------

Cash and cash equivalents at end of period ..................................      $ 3,058,464          92,162
                                                                                   ===========       =========
Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ...........................................................      $   271,840           7,605
                                                                                   ===========       =========

         Income taxes .......................................................      $        --              --
                                                                                   ===========       =========
    Noncash transaction-

         Accumulated other comprehensive income (loss), change in
              unrealized loss on securities available for sale,
              net of tax ....................................................      $     9,212              --
                                                                                   ===========       =========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the three- and six- month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(2)  LOAN IMPAIRMENT AND LOAN LOSSES

      No loans were identified as impaired at or during the six months ended
         June 30, 2000. The Bank had not opened for business as of June 30, 1999. The activity in the allowance for loan losses is as follows:

                                                  THREE        SIX
                                                  MONTHS      MONTHS
                                                  ENDED       ENDED
                                                 JUNE 30,    JUNE 30,
                                                   2000        2000
                                                 -------     -------

            Balance at beginning of period       $39,210      11,111
            Provision charged to operations       46,483      74,582
                                                 -------     -------

            Balance at end of period ......      $85,693      85,693
                                                 =======     =======

(3)  LOSS PER SHARE

      Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)  REGULATORY CAPITAL

      The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                                REGULATORY
                                                                  ACTUAL        REQUIREMENT
                                                                  ------        -----------
            Total capital to risk-weighted assets..............   52.65%           8.00%
            Tier I capital to risk-weighted assets.............   51.76%           4.00%
            Tier I capital to total assets - leverage ratio....   30.62%           4.00%

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         Hacker, Johnson, Cohen & Grieb PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2000, the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the six- month period ended June 30, 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 14, 2000

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF JUNE 30, 2000 AND DECEMBER 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash during the six months ended June 30, 2000 was from net deposit inflows of $5.9 million and proceeds from the maturity of securities of $750,000. Cash was used primarily to originate loans, net of principal repayments, totaling $6.0 million and to purchase securities of $2.0 million. Interest-bearing deposits with banks at December 31, 1999 were used to pay-off other borrowings of $4.5 million. At June 30, 2000, the Company had outstanding commitments to originate loans totaling $3.4 million. At June 30, 2000, the Bank exceeded its regulatory liquidity requirements.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS:

    GENERAL. Net loss for the three-months ended June 30, 2000 was $111,157 compared to a net loss of $80,454 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. At June 30, 2000, the Company had not achieved the asset size to operate profitably.

    INTEREST INCOME. Interest income was $274,027 for the three months ended
        June 30, 2000. Interest income earned on loans was $102,022. The average loan portfolio balance was $4.6 million for the three months ended June 30, 2000 and the average yield earned was 8.9%. Interest income earned on securities was $109,311. The average securities portfolio balance was $6.0 million and the average yield earned was 7.3% for the three months ended June 30, 2000. Interest income earned on other interest-earning assets was $62,694. The average balance of other interest-earning assets was $4.4 million and the average yield earned was 5.7% for the 2000 period.

    INTEREST EXPENSE. Interest expense was $121,323 for the three months ended
        June 30, 2000. Interest expense on deposit accounts was $108,372. The average balance of interest-bearing deposits was $9.4 million for the three months ended June 30, 2000 and the average cost was 4.6%. Interest expense on other borrowings was $12,951. The average balance of other borrowings was $1.0 million and the average rate paid was 5.2% for the 2000 period.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended June 30, 2000 of $46,483 and the allowance for loan losses was $85,693 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


    NONINTEREST EXPENSE. Noninterest expense was $297,483 for the three months ended June 30, 2000 compared to $69,365 for the three months ended June 30, 1999. This increase resulted from the commencement of banking operations.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended June
        30, 2000 was $66,693 (an effective rate of 37.5%). There was no tax benefit recorded for the three months ended June 30, 1999 because management was unsure whether it was more likely than not that the benefit would be realized.

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS:

    GENERAL. Net loss for the six-months ended June 30, 2000 was $260,936 compared to a net loss of $122,968 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. At June 30, 2000, the Company had not achieved the asset size to operate profitably.

    INTEREST INCOME. Interest income was $536,520 for the six months ended June
        30, 2000. Interest income earned on loans was $143,539. The average loan portfolio balance was $3.2 million for the six months ended June 30, 2000 and the average yield earned was 8.9%. Interest income earned on securities was $193,946. The average securities portfolio balance was $5.5 million and the average yield earned was 7.0% for the six months ended June 30, 2000. Interest income earned on other interest-earning assets was $199,035. The average balance of other interest-earning assets was $7.6 million and the average yield earned was 5.3% for the 2000 period.

    INTEREST EXPENSE. Interest expense was $276,239 for the six months ended
        June 30, 2000. Interest expense on deposit accounts was $181,479. The average balance of interest-bearing deposits was $7.9 million for the six months ended June 30, 2000 and the average cost was 4.6%. Interest expense on other borrowings was $94,760. The average balance of other borrowings was $4.0 million and the average rate paid was 4.8% for the 2000 period.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2000 of $74,582 and the allowance for loan losses was $85,693 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

    NONINTEREST EXPENSE. Noninterest expense was $619,988 for the six months ended June 30, 2000 compared to $108,876 for the six months ended June 30, 1999. This increase resulted from the commencement of banking operations.

    INCOME TAX BENEFIT. The income tax benefit for the six months ended June
        30, 2000 was $156,561 (an effective rate of 37.5%). There was no tax benefit recorded for the six months ended June 30, 1999 because, at the time management was unsure whether it was more likely than not that the benefit would be realized.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY


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


                           PART II. OTHER INFORMATION


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Suncoast Bancorp, Inc., was held on May 15, 2000, to consider the election of eight directors with terms expiring at the next Annual Meeting.

At the Annual Meeting, 448,600 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                           FOR         AGAINST       ABSTAIN

   Larry Berberich                       448,600         --            --
                                         =======       =======      ========
   Henry E. Black, M.D.                  448,600         --            --
                                         =======      ========      ========
   H.R. Foxworthy                        448,600         --            --
                                         =======      ========      ========
   William F. Gnerre                     448,600         --            --
                                         =======      ========      ========
   James C. Rutledge                     448,600         --            --
                                         =======      ========      ========
   John T. Stafford                      448,600         --            --
                                         =======      ========      ========
   Stanley A. Williams                   448,600         --            --
                                         =======      ========      ========
   Roy A. Yahraus                        448,600         --            --
                                         =======      ========      ========

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

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SUNCOAST BANCORP, INC.
                                      (Registrant)





Date: July 25, 2000                   By: /s/ John T. Stafford
     --------------------                 --------------------------------------
                                          John T. Stafford, President
                                          and Chief Executive Officer




Date: July 25, 2000                   By: /s/ John S. Wilks
     --------------------                 --------------------------------------
                                          John S. Wilks, Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)