Form 10QSB
period 2000-09-30
SUNCOAST BANCORP INC
filed 2000-10-30
CIK 1072695

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from            to
                               ----------    ----------

Commission file number   333-70231
                       --------------


                             SUNCOAST BANCORP, INC.
                             ----------------------
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

YES  [X]     NO  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                   700,000 shares
--------------------------------------          -------------------------------
              (CLASS)
   OUTSTANDING AT OCTOBER 24, 2000




===============================================================================

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets -
        At September 30, 2000 (unaudited) and At December 31, 1999.....................2

      Condensed Consolidated Statements of Operations -
        Three and Nine Months ended September 30, 2000 and 1999 (unaudited)............3

      Condensed Consolidated Statement of Changes in Stockholders' Equity
        Nine Months Ended September 30, 2000 (unaudited)...............................4

      Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2000 and 1999 (unaudited)......................5

      Notes to Condensed Consolidated Financial Statements (unaudited).................6

      Review by Independent Certified Public Accountants...............................7

      Report on Review by Independent Certified Public Accountants.....................8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS.....................................................9-10

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................11

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................11

SIGNATURES............................................................................12


                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,    DECEMBER 31,
     ASSETS                                                         2000             1999
                                                                ------------     -----------
                                                                 (UNAUDITED)

Cash and due from banks ....................................    $    447,441         511,525
Interest-bearing deposits with banks .......................       1,013,658       8,454,133
Federal funds sold .........................................       2,709,000         245,000
                                                                ------------     -----------

                Total cash and cash equivalents ............       4,170,099       9,210,658

Securities available for sale ..............................       6,699,838       5,355,242
Loans, net of allowance for loan losses of
      $124,497 in 2000 and $11,111 in 1999 .................       9,840,268         877,756
Premises and equipment, net ................................         533,514         588,483
Federal Reserve Bank stock, at cost ........................         180,000         180,000
Federal Home Loan Bank stock, at cost ......................          22,200          22,200
Accrued interest receivable ................................         119,398         106,047
Deferred tax assets ........................................         453,652         252,662
Other assets ...............................................          82,333          87,977
                                                                ------------     -----------

                Total assets ...............................    $ 22,101,302      16,681,025
                                                                ============     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing demand deposits ...................       1,164,220         342,868
     Savings and NOW deposits ..............................       1,289,932         612,683
     Money-market deposits .................................       6,894,688       2,820,308
     Time deposits .........................................       6,035,466       1,464,853
                                                                ------------     -----------

                Total deposits .............................      15,384,306       5,240,712

     Accrued interest payable and other liabilities ........          63,487           7,294
     Other borrowings ......................................       1,009,523       5,453,234
                                                                ------------     -----------

                Total liabilities ..........................      16,457,316      10,701,240
                                                                ------------     -----------

Stockholders' equity:
     Preferred stock .......................................              --              --
     Common stock ..........................................           7,000           7,000
     Additional paid-in capital ............................       6,393,888       6,393,888
     Accumulated deficit ...................................        (751,134)       (394,732)
     Accumulated other comprehensive income (loss) .........          (5,768)        (26,371)
                                                                ------------     -----------

                Total stockholders' equity .................       5,643,986       5,979,785
                                                                ------------     -----------

                Total liabilities and stockholders' equity..    $ 22,101,302      16,681,025
                                                                ============     ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     2000         1999         2000         1999
                                                  ---------     --------     --------     --------

Interest income:
     Loans receivable ........................    $ 194,639          173      338,178          173
     Securities ..............................      109,966       45,171      303,912       45,171
     Other interest-earning assets ...........       56,065        7,909      255,100        7,909
                                                  ---------     --------     --------     --------

           Total interest income .............      360,670       53,253      897,190       53,253
                                                  ---------     --------     --------     --------

Interest expense:
     Deposits ................................      161,426        3,002      342,905        3,002
     Other borrowings ........................       13,806        2,171      108,566       16,263
                                                  ---------     --------     --------     --------

           Total interest expense ............      175,232        5,173      451,471       19,265
                                                  ---------     --------     --------     --------

           Net interest income ...............      185,438       48,080      445,719       33,988

Provision for loan losses ....................       38,804        1,153      113,386        1,153
                                                  ---------     --------     --------     --------

           Net interest income after
                provision for loan losses ....      146,634       46,927      332,333       32,835
                                                  ---------     --------     --------     --------

Noninterest income, service charges and fees..        8,709           --       25,501           --
                                                  ---------     --------     --------     --------

Noninterest expense:
     Salaries and employee benefits ..........      166,803       47,057      475,672       47,057
     Occupancy ...............................       60,570       16,869      187,648       16,869
     Advertising .............................       17,994        7,025       38,985        7,025
     Stationery and supplies .................        9,592        9,410       35,512        9,410
     Professional fees .......................       17,501        1,988       70,971        1,988
     Data processing .........................       17,686           --       53,530           --
     Organizational and preopening costs .....           --      159,323           --      268,199
     Other ...................................       17,943           --       65,759           --
                                                  ---------     --------     --------     --------

           Total noninterest expense .........      308,089      241,672      928,077      350,548
                                                  ---------     --------     --------     --------

           Loss before income tax benefit ....     (152,746)    (194,745)    (570,243)    (317,713)

Income tax benefit ...........................      (57,280)    (151,325)    (213,841)    (151,325)
                                                  ---------     --------     --------     --------

           Net loss ..........................    $ (95,466)     (43,420)    (356,402)    (166,388)
                                                  =========     ========     ========     ========

Loss per share, basic and diluted ............    $    (.14)        (.07)        (.51)        (.81)
                                                  =========     ========     ========     ========

Weighted-average number of
     common shares outstanding ...............      700,000      608,697      700,000      205,128
                                                  =========     ========     ========     ========

Dividends per share ..........................    $      --           --           --           --
                                                  =========     ========     ========     ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                           COMPRE-
                                                             ADDITIONAL                    HENSIVE         TOTAL
                                               COMMON         PAID-IN      ACCUMULATED     INCOME       STOCKHOLDERS'
                                               STOCK          CAPITAL        DEFICIT       (LOSS)          EQUITY
                                             ---------       ----------    -----------   -----------    -------------


Balance at December 31, 1999 ............    $   7,000       6,393,888      (394,732)      (26,371)       5,979,785
                                                                                                         ----------

Comprehensive income (loss):
      Net loss (unaudited) ..............           --              --      (356,402)           --         (356,402)

      Net change in unrealized
           loss on securities available
           for sale (unaudited) .........           --              --            --        20,603           20,603
                                                                                                         ----------

Comprehensive income (loss)
           (unaudited) ..................                                                                  (335,799)
                                             ---------       ---------      --------       -------       ----------

Balance at September 30, 2000
      (unaudited) .......................    $   7,000       6,393,888      (751,134)       (5,768)       5,643,986
                                             =========       =========      ========       =======       ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 ------------     -----------

Cash flows from operating activities:
     Net loss ...............................................................    $   (356,402)       (166,388)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation .....................................................          67,246           7,886
           Provision for loan losses ........................................         113,386           1,153
           Net amortization of premiums and discounts .......................         (18,678)         (3,779)
           Credit for deferred income taxes .................................        (213,841)       (151,325)
           Decrease in deferred offering cost ...............................              --          48,058
           Increase in accrued interest receivable ..........................         (13,351)        (17,054)
           Decrease (increase) in other assets ..............................           5,644         (66,930)
           Increase (decrease) in accrued interest payable and
                other liabilities ...........................................          56,193          (2,477)
                                                                                 ------------     -----------

                Net cash used in operating activities .......................        (359,803)       (350,856)
                                                                                 ------------     -----------

Cash flows from investing activities:
     Purchase of securities available for sale ..............................      (2,046,523)    (10,819,186)
     Maturities of securities available for sale ............................         750,000          44,874
     Sale of securities available for sale ..................................              --       5,442,289
     Principal repayments of securities available for sale ..................           4,059              --
     Net increase in loans ..................................................      (9,075,898)        (92,273)
     Purchase of premises and equipment .....................................         (12,277)       (570,271)
                                                                                 ------------     -----------

                Net cash used in investing activities .......................     (10,380,639)     (5,994,567)
                                                                                 ------------     -----------

Cash flows from financing activities:
     Net increase in deposits ...............................................      10,143,594       1,773,229
     Net proceeds from issuance of common stock .............................              --       6,400,888
     Net decrease in other borrowings .......................................      (4,443,711)       (101,188)
                                                                                 ------------     -----------

                Net cash provided by financing activities ...................       5,699,883       8,072,929
                                                                                 ------------     -----------

Net (decrease) increase in cash and cash equivalents ........................      (5,040,559)      1,727,506

Cash and cash equivalents at beginning of period ............................       9,210,658           4,774
                                                                                 ------------     -----------

Cash and cash equivalents at end of period ..................................    $  4,170,099       1,732,280
                                                                                 ============     ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
           Interest .........................................................    $    425,247          18,560
                                                                                 ============     ===========

           Income taxes .....................................................    $         --              --
                                                                                 ============     ===========

     Noncash transaction-

           Accumulated other comprehensive income (loss), change in
                unrealized loss on securities available for sale,
                net of tax ..................................................    $     20,603          (3,431)
                                                                                 ============     ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the three- and nine- month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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


(2)  LOAN IMPAIRMENT AND LOAN LOSSES

     No loans were identified as impaired at or during the nine months ended
         September 30, 2000 or 1999. The activity in the allowance for loan losses is as follows:


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                              -------------------      ------------------
                                                2000         1999       2000         1999
                                              --------      -----      -------      -----


         Balance at beginning of period...    $ 85,693         --       11,111         --
         Provision charged to operations..      38,804      1,153      113,386      1,153
                                              --------      -----      -------      -----

         Balance at end of period ........    $124,497      1,153      124,497      1,153
                                              ========      =====      =======      =====



(3)  LOSS PER SHARE
     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.


(4)  REGULATORY CAPITAL
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                                  REGULATORY
                                                                   ACTUAL         REQUIREMENT
                                                                   ------         -----------

         Total capital to risk-weighted assets..............       40.56%           8.00%
         Tier I capital to risk-weighted assets.............       39.54%           4.00%
         Tier I capital to total assets - leverage ratio....       22.50%           4.00%


                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine- month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2000, the related condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2000 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 24, 2000

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of cash during the nine months ended September 30, 2000 was from net deposit inflows of $10.1 million and proceeds from the maturity of securities of $750,000. Cash was used primarily to originate loans, net of principal repayments, totaling $9.1 million and to purchase securities of $2.0 million. Interest-bearing deposits with banks at December 31, 1999 were used to pay-off other borrowings of $4.4 million. At September 30, 2000, the Company had outstanding commitments to originate loans totaling $4.0 million. At September 30, 2000, the Bank exceeded its regulatory liquidity requirements.


    COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS:
      GENERAL. Net loss for the three-months ended September 30, 2000 was $95,466 compared to a net loss of $43,420 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. At September 30, 2000, the Company had not achieved the asset size to operate profitably.

      INTEREST INCOME. Interest income was $360,670 for the three months ended
         September 30, 2000. Interest income earned on loans was $194,639. The average loan portfolio balance was $8.3 million for the three months ended September 30, 2000 and the average yield earned was 9.4%. Interest income earned on securities was $109,966. The average securities portfolio balance was $6.5 million and the average yield earned was 6.7% for the three months ended September 30, 2000. Interest income earned on other interest-earning assets was $56,065. The average balance of other interest-earning assets was $3.7 million and the average yield earned was 6.0% for the 2000 period.

      INTEREST EXPENSE. Interest expense was $175,232 for the three months ended September 30, 2000. Interest expense on deposit accounts was $161,426. The average balance of interest-bearing deposits was $12.6 million for the three months ended September 30, 2000 and the average cost was 5.1%. Interest expense on other borrowings was $13,806. The average balance of other borrowings was $1.0 million and the average rate paid was 5.5% for the 2000 period.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended September 30, 2000 of $38,804 and the allowance for loan losses was $124,497 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

      NONINTEREST EXPENSE. Noninterest expense was $308,089 for the three months ended September 30, 2000 compared to $241,672 for the three months ended September 30, 1999. This increase resulted from the commencement of banking operations and the overall growth of the Company.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



      INCOME TAX BENEFIT. The income tax benefit for the three months ended
         September 30, 2000 was $57,280 (an effective rate of 37.5%). The tax benefit recorded for the three months ended September 30, 1999 represents the benefit attributable to the loss incurred by the Company since inception because it was management's belief as of September 30, 1999 that it was more likely than not that the benefit would be realized.

     COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS:
      GENERAL. Net loss for the nine-months ended September 30, 2000 was $356,402 compared to a net loss of $166,388 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. As of September 30, 2000, the Company had not achieved the asset size to operate profitably.

      INTEREST INCOME. Interest income was $897,190 for the nine months ended
         September 30, 2000. Interest income earned on loans was $338,178. The average loan portfolio balance was $4.9 million for the nine months ended September 30, 2000 and the average yield earned was 9.2%. Interest income earned on securities was $303,912. The average securities portfolio balance was $6.0 million and the average yield earned was 6.7% for the nine months ended September 30, 2000. Interest income earned on other interest-earning assets was $255,100. The average balance of other interest-earning assets was $6.3 million and the average yield earned was 5.4% for the 2000 period.

      INTEREST EXPENSE. Interest expense was $451,471 for the nine months ended
         September 30, 2000. Interest expense on deposit accounts was $342,905. The average balance of interest-bearing deposits was $9.5 million for the nine months ended September 30, 2000 and the average cost was 4.8%. Interest expense on other borrowings was $108,566. The average balance of other borrowings was $3.0 million and the average rate paid was 4.9% for the 2000 period.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2000 of $113,386 and the allowance for loan losses was $124,497 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

      NONINTEREST EXPENSE. Noninterest expense was $928,077 for the nine months ended September 30, 2000 compared to $350,548 for the nine months ended September 30, 1999. This increase resulted from the commencement of banking operations and the overall growth of the Company.

      INCOME TAX BENEFIT. The income tax benefit for the nine months ended
         September 30, 2000 was $213,841 (an effective rate of 37.5%). The tax benefit recorded for the nine months ended September 30, 1999 represents the benefit attributable to the loss incurred by the Company since inception because it was management's belief as of September 30, 1999 that it was more likely than not that the benefit would be realized.

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


                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K


(a) EXHIBIT. The following exhibit is filed with or incorporated by reference into this report.

              EXHIBIT NO.        DESCRIPTION OF EXHIBIT
              -----------        ----------------------

              27.0               Financial Data Schedule (for SEC use only)

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                     SUNCOAST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUNCOAST BANCORP, INC.
                                     (Registrant)





Date: October 27, 2000               By: /s/ John T. Stafford
                                        ------------------------------------
                                         John T. Stafford, President and
                                         Chief Executive Officer




Date: October 27, 2000               By: /s/ John S. Wilks
                                        ------------------------------------
                                         John S. Wilks, Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)