Form 10KSB40
period 2000-12-31
SUNCOAST BANCORP INC
filed 2001-03-26
CIK 1072695

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                             ----------------------



                                  FORM 10-KSB

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-70231

                             SUNCOAST BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                             65-0827141
             -------                                             ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

8592 POTTER PARK DRIVE, SUITE 200, SARASOTA, FLORIDA               34238
----------------------------------------------------               -----
     (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:    (941) 923-0500
                                                       ------------------------


    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    ---------------------------------------
                                (Title of Class)


         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES [X]    NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year was $1,365,335.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (665,000 shares) on February 23, 2001, was approximately $4,488,750. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $6.75 per share on February 6, 2001. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at that date.

         As of February 23, 2001, there were issued and outstanding 700,000 shares of the issuer's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I   .....................................................................1

Item 1.           Business....................................................1
                  General.....................................................1
                  Lending Activities..........................................2
                  Deposit Activities..........................................3
                  Investments.................................................3
                  Correspondent Banking.......................................4
                  Data Processing.............................................4
                  Effect of Governmental Policies.............................4
                  Interest and Usury..........................................5
                  Supervision and Regulation..................................5
                  Competition................................................12
                  Employees..................................................13
                  Statistical Profile and Other Financial Data...............13

Item 2.           Properties.................................................13

Item 3.           Legal Proceedings..........................................13

Item 4.           Submission of Matters to a Vote of Security Holders........13

PART II  ....................................................................14

Item 5.           Market for the Registrant's Common Equity and
                           Related Stockholder Matters.......................14
                  Dividends..................................................14

Item 6.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.....15
                  General....................................................17
                  Liquidity and Capital Resources............................17
                  Results of Operations......................................18
                  Comparison of Years Ended December 31, 2000 and 1999.......20
                  Asset/Liability Management.................................22
                  Rate/Volume Analysis.......................................24
                  Financial Condition........................................25
                  Impact of Inflation and Changing Prices....................35
                  Accounting Requirements....................................35

                                                                           Page
                                                                           ----

Item 7.           Financial Statements.......................................36

Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure............36

PART III ....................................................................37

Item 9.           Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16(a) of
                           the Exchange Act..................................37

Item 10.          Executive Compensation.....................................37

Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management....................................37

Item 12.          Certain Relationships and Related Transactions.............37

Item 13.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K...............................38

SIGNATURES...................................................................40

EXHIBIT INDEX................................................................42

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

         Suncoast provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Suncoast include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Suncoast primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Suncoast provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, Suncoast provides customers with extended banking hours. Suncoast does not have trust powers and, accordingly, no trust services are provided.

         The revenues of Suncoast are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Suncoast's lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of Suncoast are the interest paid on deposits, and operating and general administrative expenses.

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

LENDING ACTIVITIES

         Suncoast offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Suncoast's market area. Suncoast's consolidated net loans at December 31, 2000 and 1999 were $13.3 million, or 52.8% and $.9 million or 5.3%, respectively, of total Suncoast consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Suncoast has no foreign loans or loans for highly leveraged transactions.

         Suncoast's loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of Suncoast's loans are made on a secured basis. As of December 31, 2000, approximately 30.3% of Suncoast's consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 56.3% at December 31, 1999.

         Suncoast's residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

         Suncoast's commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans amounted to approximately 54.7% of Suncoast's total loan portfolio as of December 31, 2000, compared to 17.4% at December 31, 1999.

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

DEPOSIT ACTIVITIES

         Deposits are the major source of Suncoast's funds for lending and other investment activities. Suncoast considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 52.4% and 72.0% of Suncoast's consolidated total deposits at December 31, 2000 and 1999, respectively. Approximately 47.6% of Suncoast's consolidated deposits at December 31, 2000 were certificates of deposit compared to 28.0% at December 31, 1999. Generally, Suncoast attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 24.2% and 15.3% of Suncoast's consolidated total deposits at December 31, 2000 and 1999, respectively. The majority of the deposits of Suncoast are generated from Sarasota County. Suncoast does not currently accept brokered deposits. For additional information regarding Suncoast's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

INVESTMENTS

         Suncoast invests a portion of its assets in U.S. Government agency obligations, mortgage- backed securities and federal funds sold. Suncoast's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

         Gramm-Leach-Bliley Act. Enacted in 1999, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

         Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2000, Suncoast

National Bank's Tier 1 and total risk-based capital ratios were 29.68% and 30.65%, respectively, and Suncoast's Tier 1 and total risk-based capital ratios were 32.19% and 33.16%, respectively.

         Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2000, Suncoast's and Suncoast National Bank's leverage ratios were 21.82% and 20.36%, respectively.

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

         As of December 31, 2000, Suncoast and Suncoast National Bank met the capital requirements of a "well capitalized" institution.

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

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

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

COMPETITION

         Suncoast encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi- bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, Suncoast competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that Suncoast does not currently provide. In addition, many of Suncoast's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, Suncoast relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

         As of December 31, 2000, Suncoast and Suncoast National Bank collectively had 12 full- time employees (including executive officers) and two part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and Suncoast National Bank consider relations with employees to be good.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The shares of Suncoast Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast Common Stock. Management of Suncoast is aware of certain transactions in its shares that have occurred since July 8, 1999 (the day that the shares of Suncoast Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast Common Stock that occurred in transactions known to Suncoast management during 2000 and 1999:

                             2000                            1999
                  ---------------------------    ----------------------------
                   HIGH       LOW      SHARES     HIGH        LOW      SHARES
                  -------    ------    ------    -------    -------    ------

1st Quarter       $ 13.00    $ 9.00    18,100    $    --         --        --
2nd Quarter         10.50      9.00    30,700         --         --        --
3rd Quarter         12.00      8.75     8,800      10.50    $  9.75    19,100
4th Quarter          9.75      6.00     9,800      25.00      11.50     4,000

         Suncoast had approximately 262 shareholders of record as of December 31, 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein.

Selected Financial Data

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                             AT OR FOR THE YEARS ENDED DECEMBER 31
                                                             -------------------------------------
                                                                 2000                     1999
                                                             ----------                -----------

Interest income                                               $   1,328                  $     194
Interest expense                                                    683                         53
                                                              ---------                  ---------
Net interest income before provision for loan losses                645                        141
Provision for loan losses                                           142                         11
                                                              ---------                   --------
Net interest income after provision for loan losses                 503                        130
Noninterest income                                                   37                          8
Noninterest expenses                                              1,247                        684
                                                              ---------                    --------
Loss before income taxes                                           (707)                      (546)
Credit for income taxes                                             265                        237
                                                              ---------                  ----------
Net loss                                                      $    (442)                 $    (309)
                                                              =========                  =========
Per share data:
         Basic and diluted loss per share                     $    (.63)                 $    (.94)
         Cash dividends declared                              $     -0-                  $      -0-
         Book value at end of period                          $    7.98                  $    8.54
Common shares outstanding at end of period                      700,000                    700,000
Weighted average common shares outstanding
         during period                                          700,000                    329,863
Total assets at end of period                                 $  25,248                  $  16,681
Cash and cash equivalents                                     $   3,678                  $   9,211
Investment securities                                         $   6,742                  $   5,355
Loans, net                                                    $  13,332                  $     878
Deposits                                                      $  18,632                  $   5,241
Other borrowings                                              $     984                  $   5,453
Stockholders' equity                                          $   5,585                  $   5,980
Total loans before allowance for loan losses                  $  13,485                  $     889
Allowance for loan losses                                     $     153                  $      11
Nonperforming loans                                           $     -0-                  $     -0-
Allowance for loan losses as a percentage
   of period-end total loans                                       1.14%                      1.25%
Allowance for loan losses as a percentage
   of nonperforming loans                                           -0-%                       -0-%
Total nonperforming loans as a percentage
   of total loans                                                   -0-%                       -0-%
Total nonperforming loans as a percentage
   of total assets                                                  -0-%                       -0-%
Total nonperforming loans and real estate
   owned as a percentage of total assets                            -0-%                       -0-%

GENERAL

         Suncoast's principal asset is its ownership of Suncoast National Bank. Accordingly, Suncoast's results of operations are primarily dependent upon the results of operations of Suncoast National Bank. Suncoast conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $42.8 million. Where net transaction deposit accounts exceed $42.8 million, the reserve requirements are $1,284,000 plus 10% of the amount over $42.8 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2000 and 1999, Suncoast National Bank had liquidity ratios of 50% and 170%, respectively.

         Suncoast's principal sources of funds are those generated by Suncoast National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from maturities of investment securities.

         Suncoast uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2000 and 1999, Suncoast had commitments to originate loans totaling $.7 million and $1.3 million, respectively, and unused lines of credit totaling $5.4 million and $.8 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2000 and 1999 totaled $7.4 million and $1.2 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

         The following table summarizes the regulatory capital levels and ratios for Suncoast National Bank and Suncoast:

                                                                           ACTUAL RATIOS
                                                                 -----------------------------------
                                                                 SUNCOAST
                                                                 NATIONAL                REGULATORY
                                                                   BANK       SUNCOAST   REQUIREMENT
                                                                 --------     --------   -----------

At December 31, 2000
       Total capital to risk-weighted assets                       30.65%       33.16%      8.00%
       Tier I capital to risk-weighted assets                      29.68%       32.19%      4.00%
       Tier I capital to average assets - leverage assets          20.36%       21.82%      4.00%
At December 31, 1999
       Total capital to risk-weighted assets                      113.77%      121.29%      8.00%
       Tier I capital to risk-weighted assets                     113.53%      121.06%      4.00%
       Tier I capital to average assets - leverage assets          44.77%       46.99%      4.00%

RESULTS OF OPERATIONS

         Net interest income before provision for loan losses, which constitutes the principal source of income for Suncoast, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         Net interest income before provision for loan losses was $644,729 for the year ended December 31, 2000, compared to $141,317 for Suncoast for the year ended December 31, 1999.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                                 FOR THE YEARS ENDED DECEMBER 31
-                                                -------------------------------
                                                        2000        1999
                                                        ----        ----

Average equity as a percentage of average assets       28.13%       67.92%
Equity to total assets at end of period                22.12%       35.85%
Return on average assets                               (2.20)%      (7.10)%
Return on average equity                               (7.82)%     (10.45)%
Noninterest expense to average assets                   6.21%       15.72%


         The rates and yields at the dates indicated were as follows:

                                                 FOR THE YEARS ENDED DECEMBER 31
                                                 -------------------------------
                                                        2000        1999
                                                        ----        ----
Loans                                                   9.17%       8.85%
Investment securities                                   6.68%       5.91%
Other interest-earning assets                           5.52%       4.50%
All interest-earning assets                             7.19%       5.45%
Money market deposits                                   5.10%       4.44%
NOW accounts                                            1.44%       1.58%
Savings deposits                                        2.04%       2.01%
Time deposits                                           6.07%       5.66%
All interest-bearing liabilities                        5.05%       4.29%
Interest-rate spread                                    2.14%       1.16%


         The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of Suncoast from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances.


                                                        YEAR ENDED DECEMBER 31, 2000               YEAR ENDED DECEMBER 31, 1999
                                                   -------------------------------------      -------------------------------------
                                                   AVERAGE    INTEREST AND     AVERAGE        AVERAGE    INTEREST AND     AVERAGE
                                                   BALANCE      DIVIDENDS     YIELD/RATE      BALANCE      DIVIDENDS     YIELD/RATE
                                                   -------      ---------     ----------      -------      ---------      ----------
                                                         (dollars in thousands)                      (dollars in thousands)

Interest-earning assets:
     Loans                                         $ 6,463       $  593         9.17%         $  113         $  10         8.85%
     Investment securities                           6,276          419         6.68%          2,048           121         5.91%
     Other interest-earning assets (1)               5,721          316         5.52%          1,399            63         4.50%
                                                   -------       ------                       ------         -----
         Total interest-earning assets             $18,460        1,328         7.19%         $3,560           194         5.45%
                                                                 ------                                      -----
Noninterest-earning assets                           1,632                                       792
                                                   -------                                    ------
         Total assets                              $20,092                                    $4,352
                                                   =======                                    ======
Interest-bearing liabilities:
     Money market deposits                           5,819          297         5.10%            743            33         4.44%
     Savings and now deposits                        1,175           17         1.45%            126             2         1.59%
     Time deposits                                   4,053          246         6.07%            212            12         5.66%
     Other                                           2,467          123         4.98%            153             6         3.92%
                                                   -------       ------                       ------         -----
         Total interest-bearing liabilities        $13,514          683         5.05%          1,234            53         4.29%
                                                                 ------                                      -----
Noninterest-bearing liabilities                        926                                       162
     Stockholders' equity                            5,652                                     2,956
                                                   -------                                    ------
         Total liabilities and
         Stockholders' equity                      $20,092                                    $4,352
                                                   =======                                    ======
Net interest income before provisions
     for loan losses                                             $  645                                      $ 141
                                                                 ======                                      =====
     Interest-rate spread (2)                                                   2.14%                                      1.16%
                                                                                ====                                       ====
Net interest margin (3)                                                         3.49%                                      3.96%
                                                                                ====                                       ====
Ratio of average interest-earning assets

To average interest-bearing liabilities               1.36%                                   288.49%
                                                   =======                                    ======

------------------------------

(1) Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.


COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

General

         Net loss for the year ended December 31, 2000 was $442,292 compared to a net loss of $308,911 for the comparable period in 1999. The Bank commenced operations on September 7, 1999. As of December 31, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense

         Interest income was $1,328,272 for the year ended December 31, 2000. Interest income earned on loans was $592,919. The average loan portfolio balance was $6.5 million for the year ended December 31, 2000 and the average yield earned was 9.17%. Interest income earned on securities was $419,307. The average securities portfolio balance was $6.3 million and the average yield earned was 6.68% for the year ended December 31, 2000. Interest income earned on other interest-earning assets was $316,046. The average balance of other interest-earning assets was $5.7 million and the average yield earned was 5.52% for 2000.

Interest Expense.

         Interest expense was $683,543 for the year ended December 31, 2000. Interest expense on deposit accounts was $560,681. The average balance of interest-bearing deposits was $11.0 million for the year ended December 31, 2000 and the average cost was 5.07%. Interest expense on other borrowings was $122,862. The average balance of other borrowings was $2.5 million and the average rate paid was 4.98% for 2000.

Provision for Loan losses

         The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2000 of $141,686 and the allowance for loan losses was $152,797 at December 31, 2000. Management believes the allowance is adequate at December 31, 2000.

Noninterest Expense.

         Noninterest expense was $1,247,773 for the year ended December 31, 2000 compared to $684,196 for the year ended December 31, 1999. This increase resulted from the commencement of banking operations and the overall growth of the Company.

Income Tax Benefit.

         The income tax benefit for the year ended December 31, 2000 was $265,375 (an effective rate of 37.5%). The tax benefit recorded for the year ended December 31, 1999 represents the benefit attributable to the loss incurred by the Company since inception because it was management's belief as of December 31, 1999 that it was more likely than not that the benefit would be realized.

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

         Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast's cumulative one-year gap at December 31, 2000, was a negative (37.31)% of assets.

         Management generally attempts to maintain a one-year gap range of negative 20% to positive 20%.

         Principal among Suncoast's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast's exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast's net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast's demand, money market, and NOW deposit accounts approximated 52.4% and 72.0% of total deposits at December 31, 2000 and 1999, respectively,. These accounts bore a weighted average cost of deposits of 4.00% and 4.03% during the years ended December 31, 2000 and 1999, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast's total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2000 and 1999, approximately 14.5% and 55.2%, respectively, of Suncoast's total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2000 and 1999, Suncoast National Bank's liquidity ratio was approximately 50% and 170%, respectively. Suncoast also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

         The following table sets forth certain information relating to Suncoast's interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown:


                                                           UNDER           3 TO 12                          OVER
                                                          3 MONTHS          MONTHS         1-5 YEARS       5 YEARS         TOTALS
                                                         ---------         -------         ---------       -------         -------
                                                                                    (dollars in thousands)

Interest bearing deposits with banks                     $    988          $    --          $    --         $   --         $   988
Federal funds sold                                          1,444               --               --             --           1,444
Loans(1)                                                    4,141              231            8,530            560          13,462
Securities(2)                                                 202               --            6,701             41           6,944
                                                         --------          -------          -------         ------         -------

     Total rate-sensitive assets (earning assets)        $  6,775          $   231          $15,231         $  601         $22,838
                                                         ========          =======          =======         ======         =======

Money market and NOW deposits(2)                         $  7,985          $    --          $    --         $   --         $ 7,985
Savings deposits(2)                                            69               --               --             --              69
Certificates of deposit(2)                                  1,376            6,011            1,486             --           8,873
Other borrowings                                              984               --               --             --             984
                                                         --------          -------          -------         ------         -------

     Total rate-sensitive liabilities                    $ 10,414          $ 6,011          $ 1,486         $   --         $17,911
                                                         ========          =======          =======         ======         =======

Gap (repricing differences)                              $ (3,639)         $(5,780)         $13,745         $  601         $ 4,927
                                                         ========          =======          =======         ======         =======

Cumulative Gap                                           $ (3,639)         $(9,419)         $ 4,326         $4,927         $ 4,927
                                                         ========          =======          =======         ======         =======

Cumulative GAP/total assets                                (14.41)%         (37.31)%          17.13%         19.51%
                                                         ========          =======          =======         ======

Cumulative GAP/total earning assets                        (15.93)%         (41.24)%          18.94%         21.57%
                                                         ========          =======          =======         ======

Total Assets                                                                                                               $25,248
                                                                                                                           =======

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

RATE/VOLUME ANALYSIS

         The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest- bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                              YEAR ENDED DECEMBER 31, 2000 VS. 1999
                                                  INCREASE (DECREASE) DUE TO
                                          ------------------------------------------
                                                                   RATE/
                                          RATE        VOLUME      VOLUME       TOTAL
                                          ----        ------      ------       -----
                                                    (DOLLARS IN THOUSANDS)

Interest-earning assets:
      Loans                               $ --          562         21           583
      Investment securities                 16          250         32           298
      Other interest-earning assets         14          194         45           253
                                          ----        -----        ---         -----
                Total                       30        1,006         98         1,134
                                          ----        -----        ---         -----
Interest-bearing liabilities:
      Deposits:
           Money market deposits             5          225         34           264
           Savings and NOW deposits         --           17         (2)           15
           Time deposits                     1          217         16           234
      Other                                  2           91         24           117
                                          ----        -----        ---         -----
                Total                        8          550         72           630
                                          ----        -----        ---         -----
Net change in net interest income         $ 22          456         26           504
                                          ====        =====        ===         =====


FINANCIAL CONDITION

Lending Activities

         A significant source of income for Suncoast is the interest earned on loans. At December 31, 2000, Suncoast's total assets were $25.2 million and its net loans were $13.3 million or 52.8% of total assets. At December 31, 1999, Suncoast's total assets were $16.7 million and its net loans were $.9 million or 5.3% of total assets.

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

         There is no assurance that the Bank's market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow- down in general economic conditions could have an adverse effect on Suncoast.

         Lending activities are conducted pursuant to a written policy which has been adopted by Suncoast. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Suncoast National Bank.

         The following table sets forth information concerning Suncoast's loan portfolio by type of loan at the dates indicated:

                                                           AT DECEMBER 31
                                       -----------------------------------------------------
                                                2000                          1999
                                       -----------------------------------------------------
                                        Amount        % of Total       Amount     % of Total
                                       --------       ----------       ------     ----------
                                                        (DOLLARS IN THOUSANDS)

Residential real estate loans          $  4,084             30.3%       $500         56.3%
Consumer and other loans                  2,021             15.0%        234         26.3%
Commercial loans                          7,357             54.7%        155         17.4%
                                       --------            -----        ----        -----
    Total loans                        $ 13,462            100.0%       $889        100.0%
                                                           =====                    =====
PLUS: NET DEFERRED COSTS                     23                            0

LESS: ALLOWANCE FOR LOAN LOSSES            (153)                         (11)
                                       --------                         ----
    LOANS, NET                         $ 13,332                         $878
                                       ========                         ====


         The following table reflects the contractual principal repayments by period of Suncoast's loan portfolio at December 31, 2000:

                                     1 YEAR       1 THROUGH       AFTER
                                     OR LESS       5 YEARS       5 YEARS        TOTAL
                                     -------      ---------      -------       -------
                                                  (DOLLARS IN THOUSANDS)

Residential real estate loans        $1,485        $    0        $2,599        $ 4,084
Consumer and other loans                276           470         1,275          2,021
Commercial loans                      1,113           946         5,298          7,357
                                     ------        ------        ------        -------

     Total loans                     $2,874        $1,416        $9,172        $13,462
                                     ======        ======        ======        =======

Loans with maturities over one year:

     Fixed rate                                                                $ 1,660
     Variable rate                                                               8,928
                                                                               -------

     Total maturities greater than one year                                    $10,588
                                                                               =======

     The following table sets forth total loans originated and repaid during the periods indicated:

                                               YEAR ENDED DECEMBER 31
                                               -----------------------
                                                (dollars in thousands)
                                                 2000           1999
                                               --------         -----
Originations:
    Residential mortgage loans                 $  3,664         $ 500
    Consumer and other loans                      3,964           280
    Commercial loans                             11,695           164
                                               --------         -----
        Total loans originated                   19,323           944
    Less principal reductions                    (6,750)          (55)
                                               --------         -----
    Increase in total loans                    $ 12,573         $ 889
                                               ========         =====

Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast's loan portfolio are collateralized by real estate mortgages. As of December 31, 2000 and 1999, approximately 70.6% and 56.3%, respectively, of the total loan portfolio was collateralized by real estate of which 40.3% and 0% of the total loan portfolio was secured by commercial real estate as of December 31, 2000 and 1999, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2000 and 1999, the Bank had no nonperforming assets.

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

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2000:

                  Residential real estate loans       30.3%
                  Consumer and other loans            15.0%
                  Commercial loans                    54.7%
                                                     -----
                                                     100.0%
                                                     =====

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

         Real estate acquired by Suncoast as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

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

         If the value of the loan is less than the recorded investment in the loan, a loss is recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

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

         At December 31, 2000, no loans were considered by management to be impaired or in- substance foreclosed.

         The following tables sets forth certain information on nonaccrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the dates indicated, and certain other related information (as classified for regulatory reporting purposes):


                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2000      1999
                                                              ----      ----
                                                          (DOLLARS IN THOUSANDS)

Nonaccrual loans:
     Real estate                                               $ 0       $ 0
     Installment loans                                           0         0
     Commercial and all other loans                              0         0
                                                               ---       ---

          Total nonaccrual loans                                 0         0
                                                               ---       ---

Accruing loans over 90 days delinquent
     Real estate loans                                           0         0
     Installment loans                                           0         0
     Commercial and all other loans                              0         0
                                                               ---       ---

          Total accrual loans over 90 days delinquent            0         0
                                                               ---       ---

Troubled debt restructurings not included above                  0         0
                                                               ---       ---

          Total nonperforming loans                              0         0
                                                               ---       ---

Other real estate owned:
     Real estate acquired by foreclosure or
          deed in lieu of foreclosure                            0         0
                                                               ---       ---

     Total nonperforming loans and other real
          estate owned                                         $ 0       $ 0
                                                               ===       ===

Total nonperforming loans as a percentage
     of total loans                                              0%        0%
                                                               ===       ===

Total nonperforming loans as a percentage
     of total assets                                             0%        0%
                                                               ===       ===

Total nonperforming loans and real estate
     owned as a percentage of total assets                       0%        0%
                                                               ===       ===


Allowance for Credit Losses

         In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Suncoast's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Credit Losses."

         Management continues to actively monitor Suncoast's asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast's allowance for loan losses at December 31, 2000 and 1999 was $152,797 and $11,111, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2000.

         The following table sets forth information with respect to activity in Suncoast's allowance for loan losses during the periods indicated:

                                                  FOR THE YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                       (DOLLARS IN THOUSANDS)
                                                        2000            1999
                                                      --------        -------

Allowance at beginning of period                      $ 11,111        $   -0-
                                                      --------        -------
Charge-offs:
         Real estate loans                                 -0-            -0-
         Installment loans                                 -0-            -0-
         Commercial and all other loans                    -0-            -0-
                                                      --------        -------
                  Total charge-offs                        -0-            -0-
                                                      --------        -------
Recoveries:
         Real estate loans                                 -0-            -0-
         Installment loans                                 -0-            -0-
         Commercial and all other loans                    -0-            -0-
                                                      --------        -------
                  Total recoveries                         -0-            -0-
                                                      --------        -------
Provision for loan losses charged to operations        141,686         11,111
                                                      --------        -------
Allowance at end of period                            $152,797        $11,111
                                                      ========        =======
Ratio of net charges-offs during the period to
    average loans outstanding during the period              0%             0%
                                                      ========        =======
Allowance for loan losses as a percentage of
   nonperforming loans                                       0%             0%
                                                      ========        =======



         Suncoast classifies its loan portfolio for internal purposes as residential mortgage loans, installment loans and commercial loans. Suncoast prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the Suncoast's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):


                                                           AT DECEMBER 31
                                          ----------------------------------------------
                                                 2000                     1999
                                                 ----                     ----

                                                   % OF LOANS TO           % OF LOANS TO
                                          AMOUNT    TOTAL LOANS    AMOUNT   TOTAL LOANS
                                          ------   -------------   ------  -------------
                                                      (DOLLARS IN THOUSANDS)

Residential real estate loans              $ 46         30.3%       $ 6         56.3%
Consumer and other loans                     23         15.0%         3         26.3%
Commercial loans                             84         54.7%         2         17.4%
                                           ----        -----        ---        -----
    Total allowance for loan losses        $153        100.0%       $11        100.0%
                                           ====        =====        ===        =====


         The allowance for loan losses represented 1.14% of the total loans outstanding as of December 31, 2000, compared with 1.25% of the total loans outstanding as of December 31, 1999.

Investment Securities

         Suncoast's investment securities portfolio at December 31, 2000 and 1999, consisted of United States Government agency obligations and a mortgage-backed security. The following table sets forth the current value of Suncoast's investment portfolio at the dates indicated:


                                                                      AT DECEMBER 31
                                                                 ----------------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                   2000          1999
                                                                  ------        ------
Investment securities:
    Available-for-sale: U.S. Government agency obligations        $6,701        $5,355
                        Mortgage-backed security                      41           -0-
                                                                  ------        ------
                           Total                                  $6,742        $5,355
                                                                  ======        ======


         The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:


                                                 AFTER ONE YEAR     AFTER FIVE YEARS
                          ONE YEAR OR LESS       TO FIVE YEARS       TO TEN YEARS       AFTER TEN YEARS           TOTAL
                         ------------------   ------------------   ------------------ -------------------   ------------------
                         CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                          VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
                         --------   -------   --------   -------  --------   -------   --------    -------   --------   -------
                                                                   (dollars in thousands)

December 31, 2000:
  U.S. Government
    agency securities     $  0          0%     $6,701     6.34%      $          0%        $ 0           0%      $6,701    6.34%
  Mortgage-backed
    security                 0          0%          0        0%        0        0%         41        7.14%          41    7.14%
                          ----                 ------                ---                  ---                  -------
                          $  0          0%     $6,701     6.34%      $ 0        0%        $41        7.14%     $ 6,742    6.36%
                          ====       ====      ======     ====       ===      ===         ===      ======      =======    ====


December 31, 1999:
  U.S. Government
    agency securities     $731       5.60%     $4,624     6.17%      $ 0        0%        $ 0           0%     $ 5,355    5.86%
                          ====       ====      ======     ====       ===      ===         ===      ======      =======    ====


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

         FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Business - Supervision and Regulation -- Capital Requirements." As of December 31, 2000, Suncoast National Bank met the definition of a "well capitalized" depository institution.

         The following table shows the distribution of, and certain other information relating to, Suncoast's deposit accounts by type:


                                                                  DECEMBER 31
                                                ---------------------------------------------
                                                         2000                    1999
                                                --------------------      -------------------
                                                              % OF                     % OF
                                                 AMOUNT      DEPOSIT      AMOUNT      DEPOSIT
                                                -------      -------      ------      -------
                                                           (DOLLARS IN  THOUSANDS)

Demand deposits                                 $ 1,705         9.2%      $  343         6.5%
NOW deposits                                      1,520         8.1%         581        11.1%
Money market deposits                             6,465        34.7%       2,820        53.8%
Savings deposits                                     69          .4%          32          .6%
                                                -------      ------       ------      ------
         Subtotal                                 9,759        52.4%      $3,776        72.0%
                                                -------      ------       ------      ------
Certificates of deposit:
         5.00% - 5.99%                            1,254         6.7%       1,465        28.0%
         6.00% - 6.99%                            7,619        40.9%         -0-        -0-%
                                                -------      ------       ------      ------
         Total certificates of deposit(1)         8,873        47.6%       1,465        28.0%
                                                -------      ------       ------      ------
         Total deposits                         $18,632       100.0%      $5,241       100.0%
                                                =======      ======       ======      ======

---------------

(1) There were individual retirement accounts ("IRAs") at December 31, 2000 of $330,000. There were no IRAs at December 31, 1999.

         The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                             YEARS ENDED DECEMBER 31
                                  ------------------------------------------
                                          2000                   1999
                                  -----------------       ----------------
                                  Average     Average     Average    Average
                                  Balance      Rate       Balance     Rate
                                  -------      ----       ------      ----
                                             (DOLLARS IN THOUSANDS)

Money market deposits             $ 5,819      5.10%      $  743      4.44%
Savings and NOW deposits            1,175      1.45%         126      1.59%
Time deposits                       4,053      6.07%         212      5.66%
                                  -------                 ------
              TOTAL DEPOSITS      $11,047      5.07%      $1,081      4.35%
                                  =======      ====       ======      ====


         Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast's depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. As shown in the tables below, a significant amount of Suncoast's certificates of deposit will mature during the year ending December 31, 2001. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast's certificates of deposit during the year ending December 31, 2001, will have a material adverse effect on Suncoast's liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast's net income.

         The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2000 which mature during the period indicated:


                                            DUE             DUE            DUE            DUE
                                        UNDER THREE     3 MONTHS TO      1 YEAR TO        OVER
                                           MONTHS        12 MONTHS        3 YEARS        3 YEARS        TOTAL
                                        -----------     -----------      ---------       -------        -----
                                                                   (dollars in thousands)

At December 31, 2000:

5.00% - 5.99%                              $1,137          $  100          $    0          $17          $1,254
6.00% - 6.99%                                 239           5,911           1,469            0           7,619
                                           ------          ------          ------          ---          ------

    Total certificates of deposit          $1,376          $6,011          $1,469          $17          $8,873
                                           ======          ======          ======          ===          ======

Jumbo certificates ($100,000 and over) mature as follows:

                                                             AT DECEMBER 31
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
                                                          2000             1999
                                                         ------            ----
Due in three months or less                              $  718            $-0-
Due from three months to one year                         3,276             700
Due from twelve months to three years                       512             100
                                                         ------            ----
                                                         $4,506            $800
                                                         ======            ====

         The following table sets forth the net deposit flows of Suncoast during the year indicated:

                                                 FOR THE YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                     (DOLLARS IN THOUSANDS)
                                                      2000            1999
                                                    --------        -------
Net increase before interest credited               $ 13,910        $ 5,283
Net interest credited                                   (519)           (42)
                                                    --------        -------
     NET DEPOSIT INCREASE                           $ 13,391        $ 5,241
                                                    ========        =======


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

ACCOUNTING REQUIREMENTS

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

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements of Suncoast as of and for the years ended December 31, 2000 and 1999 are set forth in this Form 10-KSB as Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, Suncoast believes that, during 2000, all filing requirements applicable to reporting persons were met.

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

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended
                    December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       EXHIBITS

                  3.1    -    Restated Articles of Incorporation of Suncoast
                              Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Suncoast's Registration Statement
                              No. 333-70231 (the "Registration Statement"))

                  3.2    -    Bylaws of Suncoast Bancorp, Inc. (Incorporated by
                              reference to Exhibit 3.2 to the Registration
                              Statement)

                  4.1    -    Specimen Stock Certificate of Suncoast Bancorp,
                              Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

                  10.1   -    Form of Employment Agreement entered into between
                              the Company and John T. Stafford (Incorporated by reference to Exhibit 10.1 to the Registration
                              Statement) *

                  10.2   -    Form of Employment Agreement entered into between
                              the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration
                              Statement) *

                  10.3   -    Suncoast Bancorp, Inc. Director Stock Option Plan
                              (Incorporated by reference to Exhibit 10.3 to the Registration Statement) *

                  10.4   -    Suncoast Bancorp, Inc. Employee Stock Option Plan
                              (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

                  10.5   -    Lease Agreement dated August 28, 1998 between
                              Suncoast Bancorp, Inc. and Palmer Medical Center
                              Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

                  13.1   -    Financial Statements of Suncoast Bancorp, Inc.
                              and Subsidiary

                  21.1   -    List of Subsidiaries of Suncoast Bancorp, Inc.

                  23.1   -    Consent of Hacker, Johnson, & Smith, P.A.

---------------

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      REPORTS ON FORM 8-K

                  No Current Reports on Form 8-K were filed by Suncoast during the last fiscal quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 26th day of March, 2001.


                                     SUNCOAST BANCORP, INC.


                                     /s/ John T. Stafford
                                     ------------------------------------------
                                     John T. Stafford
                                     President and Chief Executive Officer



                                     /s/ John S. Wilks
                                     ------------------------------------------
                                     John S. Wilks
                                     Chief Financial Officer
                                     (Principal financing officer and principal
                                     accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2001.


SIGNATURE                                   TITLE
---------                                   -----

 /s/    Larry Berberich                     Director
-------------------------------------
        Larry Berberich

 /s/    Henry E. Black, M.D.                Director
-------------------------------------
        Henry E. Black, M.D.


 /s/    H. R. Foxworthy                     Chairman of the Board; Director
-------------------------------------
        H. R. Foxworthy


 /s/    William F. Gnerre                   Executive Vice President, Secretary
-------------------------------------       and Director
        William F. Gnerre

 /s/    James C. Rutledge                   Director
-------------------------------------
        James C. Rutledge

 /s/    John T. Stafford                    President and Chief Executive
-------------------------------------       Officer and Director
        John T. Stafford

 /s/    Stanley A. Williams                 Director
-------------------------------------
        Stanley A. Williams

 /s/    Roy A. Yahraus                      Director
-------------------------------------
        Roy A. Yahraus

                             Suncoast Bancorp, Inc.
                                  Form 10-KSB
                    For Fiscal Year Ending December 31, 2000


                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                  Exhibit
-------       ---------------------------------------------------------------


13.1          Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

21.1          Subsidiaries of the Registrant

23.1          Consent of Hacker, Johnson, & Smith, P.A.