Form 10QSB
period 2001-03-31
SUNCOAST BANCORP INC
filed 2001-05-07
CIK 1072695

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________


Commission file number  333-70231
                       -----------

                             SUNCOAST BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                       65-0827141
---------------------------------                            -------------------
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

YES  [X]     NO  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                            700,000 shares
--------------------------------------             -----------------------------
               (CLASS)                             OUTSTANDING AT APRIL 19, 2001

================================================================================

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
   ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
       At March 31, 2001 (unaudited) and At December 31, 2000...................................................2

     Condensed Consolidated Statements of Operations -
       Three Months ended March 31, 2001 and 2000 (unaudited)...................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       Three Months Ended March 31, 2001 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2001 and 2000 (unaudited)...................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited)...........................................6

     Review by Independent Certified Public Accountants.........................................................7

     Report on Review by Independent Certified Public Accountants...............................................8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...............................................................................9-12

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................13

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................13

SIGNATURES.....................................................................................................14

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,         DECEMBER 31,
    ASSETS                                                                                      2001                 2000
                                                                                        ------------         ------------
                                                                                         (UNAUDITED)
Cash and due from banks ........................................................        $    885,831            1,245,995
Interest-bearing deposits with banks ...........................................           1,000,643              988,490
Federal funds sold .............................................................           6,655,000            1,444,000
                                                                                        ------------         ------------

              Total cash and cash equivalents ..................................           8,541,474            3,678,485

Securities available for sale ..................................................           7,383,290            6,741,947
Loans, net of allowance for loan losses of $187,268 in 2001 and
    $152,797 in 2000 ...........................................................          15,544,372           13,331,571
Premises and equipment, net ....................................................             514,098              513,164
Federal Reserve Bank stock, at cost ............................................             180,000              180,000
Federal Home Loan Bank stock, at cost ..........................................              55,600               22,200
Accrued interest receivable ....................................................             152,151              214,496
Deferred tax assets ............................................................             544,810              491,571
Other assets ...................................................................              78,349               74,095
                                                                                        ------------         ------------

              Total assets .....................................................        $ 32,994,144           25,247,529
                                                                                        ============         ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ........................................           1,881,191            1,704,960
    Savings and NOW deposits ...................................................           1,695,525            1,589,261
    Money-market deposits ......................................................           9,884,617            6,464,768
    Time deposits ..............................................................          12,957,421            8,872,952
                                                                                        ------------         ------------

              Total deposits ...................................................          26,418,754           18,631,941

    Accrued interest payable and other liabilities .............................              81,284               47,183
    Other borrowings ...........................................................             995,570              983,880
                                                                                        ------------         ------------

              Total liabilities ................................................          27,495,608           19,663,004
                                                                                        ------------         ------------

Stockholders' equity:
    Preferred stock ............................................................                  --                   --
    Common stock ...............................................................               7,000                7,000
    Additional paid-in capital .................................................           6,393,888            6,393,888
    Accumulated deficit ........................................................            (941,846)            (837,024)
    Accumulated other comprehensive income .....................................              39,494               20,661
                                                                                        ------------         ------------

              Total stockholders' equity .......................................           5,498,536            5,584,525
                                                                                        ------------         ------------

              Total liabilities and stockholders' equity .......................        $ 32,994,144           25,247,529
                                                                                        ============         ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                        --------------------------
                                                                                             2001             2000
                                                                                        ---------        ---------
Interest income:
    Loans ......................................................................        $ 316,851           41,517
    Securities .................................................................          108,104           84,635
    Other interest-earning assets ..............................................           64,587          136,341
                                                                                        ---------         --------

         Total interest income .................................................          489,542          262,493
                                                                                        ---------         --------

Interest expense:
    Deposits ...................................................................          283,035           73,107
    Other borrowings ...........................................................           11,690           81,809
                                                                                        ---------         --------

         Total interest expense ................................................          294,725          154,916
                                                                                        ---------         --------

         Net interest income ...................................................          194,817          107,577

Provision for loan losses ......................................................           34,471           28,099
                                                                                        ---------         --------

         Net interest income after provision for loan losses ...................          160,346           79,478
                                                                                        ---------         --------

Noninterest income, service charges and fees ...................................            6,336            3,380
                                                                                        ---------         --------

Noninterest expense:
    Salaries and employee benefits .............................................          185,247          168,359
    Occupancy expense ..........................................................           62,353           65,768
    Advertising ................................................................            3,223            6,285
    Stationery and supplies ....................................................           10,713           13,374
    Professional fees ..........................................................           26,341           31,418
    Data processing ............................................................           18,891           18,199
    Other ......................................................................           27,647           19,102
                                                                                        ---------         --------

         Total noninterest expense .............................................          334,415          322,505
                                                                                        ---------         --------

         Loss before income tax benefit ........................................         (167,733)        (239,647)

Income tax benefit .............................................................          (62,911)         (89,868)
                                                                                        ---------         --------

         Net loss ..............................................................        $(104,822)        (149,779)
                                                                                        =========         ========

Loss per share, basic and diluted ..............................................        $    (.15)            (.21)
                                                                                        =========         ========

Weighted-average number of common shares outstanding ...........................        $ 700,000          700,000
                                                                                        =========         ========

Dividends per share ............................................................               --               --
                                                                                        =========         ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                     ACCUMULATED
                                                                                                           OTHER
                                                                       ADDITIONAL                        COMPRE-             TOTAL
                                                        COMMON            PAID-IN     ACCUMULATED        HENSIVE      STOCKHOLDERS'
                                                         STOCK            CAPITAL         DEFICIT         INCOME            EQUITY
                                                       --------        ----------     -----------    -----------      -------------
Balance at December 31, 2000 ..................        $  7,000         6,393,888        (837,024)        20,661         5,584,525
                                                                                                                        ----------

Comprehensive income (loss):
     Net loss (unaudited) .....................              --                --        (104,822)            --          (104,822)

     Net change in unrealized
         loss on securities available
         for sale (unaudited) .................              --                --              --         18,833            18,833
                                                                                                                        ----------

Comprehensive income (loss)
         (unaudited) ..........................                                                                            (85,989)
                                                       --------         ---------        --------         ------        ----------

Balance at March 31, 2001
     (unaudited) ..............................        $  7,000         6,393,888        (941,846)        39,494         5,498,536
                                                       ========         =========        ========         ======        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                        -------------------------------
                                                                                               2001                2000
                                                                                        -----------           ---------
Cash flows from operating activities:
    Net loss ...................................................................        $  (104,822)           (149,779)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation ..........................................................             23,474              22,327
         Provision for loan losses .............................................             34,471              28,099
         Net amortization of loan fees, premiums and discounts .................             (1,890)             (8,966)
         Credit for deferred income taxes ......................................            (62,911)            (89,868)
         Decrease in accrued interest receivable ...............................             62,345              55,933
         (Increase) decrease in other assets ...................................             (4,254)              3,891
         Increase in accrued interest payable and
              other liabilities ................................................             34,101              15,626
                                                                                        -----------          ----------

              Net cash used in operating activities ............................            (19,486)           (122,737)
                                                                                        -----------          ----------

Cash flows from investing activities:
    Purchase of securities available for sale ..................................         (3,097,990)         (1,546,643)
    Maturities and call of securities available for sale .......................          2,470,000             750,000
    Repayment of securities available for sale .................................             15,848                  --
    Purchase of Federal Home Loan Bank stock ...................................            (33,400)                 --
    Net increase in loans ......................................................         (2,246,078)         (2,249,695)
    Purchase of premises and equipment .........................................            (24,408)               (827)
                                                                                        -----------          ----------

              Net cash used in investing activities ............................         (2,916,028)         (3,047,165)
                                                                                        -----------          ----------

Cash flows from financing activities:
    Net increase in deposits ...................................................          7,786,813           2,849,181
    Net increase (decrease) in other borrowings ................................             11,690          (4,460,468)
                                                                                        -----------          ----------

              Net cash provided by (used in) financing activities ..............          7,798,503          (1,611,287)
                                                                                        -----------          ----------

Net increase (decrease) in cash and cash equivalents ...........................          4,862,989          (4,781,189)

Cash and cash equivalents at beginning of period ...............................          3,678,485           9,210,658
                                                                                        -----------          ----------

Cash and cash equivalents at end of period .....................................        $ 8,541,474           4,429,469
                                                                                        ===========          ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest..................................................................     $   275,254             152,707
                                                                                        ===========          ==========

    Noncash transaction-

         Accumulated other comprehensive income (loss), change in
              unrealized loss on securities available for sale,
              net of tax...........................................................     $    18,833               4,514
                                                                                        ===========          ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

(2)  LOAN IMPAIRMENT AND LOAN LOSSES
     No loans were identified as impaired at or during the three months ended
         March 31, 2001 or 2000. The activity in the allowance for loan losses is as follows:

                                                                                            THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        ----------------------
                                                                                            2001          2000
                                                                                        --------        ------
         Balance at beginning of period .......................................         $152,797        11,111
         Provision charged to earnings ........................................           34,471        28,099
                                                                                        --------        ------

         Balance at end of period .............................................         $187,268        39,210
                                                                                        ========        ======

(3)  LOSS PER SHARE
     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)  REGULATORY CAPITAL
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                   REGULATORY
                                                                                                  REQUIREMENT
                                                                                                    FOR WELL-
                                                                                                  CAPITALIZED
                                                                                       ACTUAL           BANKS
                                                                                       ------     -----------
         Total capital to risk-weighted assets ................................         26.40%          10.00%
         Tier I capital to risk-weighted assets ...............................         25.40%           8.00%
         Tier I capital to total assets - leverage ratio ......................         17.26%           5.00%

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

         We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 19, 2001

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2001 AND DECEMBER 31, 2000

GENERAL

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash during the three months ended March 31, 2001 was from net deposit inflows of $7.8 million and proceeds from maturities and calls of securities of $2.5 million. Cash was used primarily to originate loans, net of principal repayments, totaling $2.2 million and to purchase securities of $3.1 million. At March 31, 2001, the Company had outstanding commitments to originate loans totaling $4.7 million. At March 31, 2001, the Bank exceeded its regulatory liquidity requirements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


The following rates are presented for the dates and periods indicated:

                                                                                   THREE MONTHS                      THREE MONTHS
                                                                                          ENDED       YEAR ENDED            ENDED
                                                                                      MARCH 31,     DECEMBER 31,        MARCH 31,
                                                                                           2001             2000             2000
                                                                                   ------------     ------------     ------------
         Average equity as a percentage
            of average assets .................................................           19.55%           28.13%           30.05%

         Equity to total assets at end of period ..............................           16.67%           22.12%           39.05%

         Return on average assets(1) ..........................................           (1.48)%          (2.20)%          (3.05)%

         Return on average equity(1) ..........................................           (7.57)%          (7.82)%         (10.14)%

         Noninterest expenses to average assets(1) ............................            4.72%            6.21%            6.56%

         Nonperforming loans and foreclosed real estate as
            a percentage of total assets at end of period .....................             --%              --%               --%

(1)      Annualized for the three months ended March 31.

                                                                     (continued)

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------------------------------------------
                                                                                    2001                                    2000
                                                          ------------------------------         -------------------------------
                                                                    INTEREST     AVERAGE                    INTEREST     AVERAGE
                                                          AVERAGE        AND      YIELD/         AVERAGE         AND      YIELD/
                                                          BALANCE  DIVIDENDS        RATE         BALANCE   DIVIDENDS        RATE
                                                          -------  ---------     -------         -------   ---------     -------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans .........................................        $14,398        317        8.81%        $ 1,902          41        8.62%
   Securities ....................................          6,495        108        6.65           5,354          85        6.35
   Other interest-earning assets(1) ..............          5,215         65        4.99          10,757         136        5.06
                                                          -------       ----                     -------        ----

       Total interest-earning assets .............         26,108        490        7.51          18,013         262        5.82
                                                                        ----                                    ----

Noninterest-earning assets .......................          2,244                                  1,641
                                                          -------                                -------

       Total assets ..............................        $28,352                                $19,654
                                                          =======                                =======

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts ..........................          9,065        106        4.68           4,439          47        4.24
   Time deposits .................................         11,103        177        6.38           1,873          26        5.55
   Other interest-bearing liabilities(2) .........            990         12        4.85           6,911          82        4.75
                                                          -------       ----                     -------        ----

       Total interest-bearing liabilities ........         21,158        295        5.58          13,223         155        4.69
                                                                        ----                                    ----

Noninterest-bearing deposits .....................          1,571                                    501
Noninterest-bearing liabilities ..................             81                                     23
Stockholders' equity .............................          5,542                                  5,907
                                                          -------                                -------

       Total liabilities and
           stockholders' equity ..................        $28,352                                $19,654
                                                          =======                                =======

Net interest income ..............................                      $195                                    $107
                                                                        ====                                    ====

Interest-rate spread(3) ..........................                                  1.93%                                   1.13%
                                                                                    ====                                    ====

Net interest margin(4) ...........................                                  2.99%                                   2.38%
                                                                                   ====                                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ..........           1.23                                   1.36
                                                          =======                                =======

(1) Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.
(2)      Includes securities sold under agreements to repurchase.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    GENERAL. Net loss for the three months ended March 31, 2001 was $104,822 or $.15 basic and diluted loss per share compared to a net loss of $149,779 or $.21 basic and diluted loss per share for the three months ended March 31, 2000. The decrease in the Company's net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. At March 31, 2001, the Company had not achieved the asset size to operate profitably.

    INTEREST INCOME AND EXPENSE. Interest income increased by $227,049, or
         86.5%, from $.3 million for the three months ended March 31, 2000 to $.5 million for the three months ended March 31, 2001. Interest income on loans increased $275,334 primarily due to an increase in the average loan portfolio balance from $1.9 million for the three months ended March 31, 2000 to $14.4 million for the comparable period in 2001. Interest on securities increased $23,469 primarily due to an increase in the average securities portfolio balance from $5.4 million in 2000 to $6.5 million in 2001 and an increase in the weighted average yield of 30 basis points.

         Interest expense on deposits increased to $.3 million for the three months ended March 31, 2001 from $.1 million for the three months ended March 31, 2000. Interest expense on deposits increased due to a increase in the average rate paid on deposits from 4.63% in 2000 to 5.61% in 2001 and an increase in the average balance from $6.3 million in 2000 to $20.2 million in 2001.

         Interest expense on borrowings decreased $70,119 to $11,690 for the three months ended March 31, 2001 from $81,809 for the three months ended March 31, 2000. Interest expense on borrowings decreased due to an decrease in the average balance of borrowings outstanding from $6.9 million in 2000 to $1.0 million in 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $34,471 for the three months ended March 31, 2001 compared to $28,099 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $187,268 at March 31, 2001 is adequate.

    NONINTEREST EXPENSES. Noninterest expenses increased $11,910 during the three-month period ended March 31, 2001 compared to the same period in 2000.

    PROVISION FOR INCOME TAXES. The income tax provision for the three months ended March 31, 2001 was $62,911 (an effective rate of 37.5%) compared to $89,868 (an effective rate of 37.5%) for the comparable 2000 period.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

      EXHIBIT NO.     DESCRIPTION OF EXHIBIT
      -----------     ----------------------
          3.1     Restated Articles of Incorporation of SunCoast Bancorp, Inc.
                  (Incorporated by reference to Exhibit 3.1 to SunCoast's
                  Registration Statement No. 333-70231 (the "Registration
                  Statement").
          3.2     Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to
                  Exhibit 3.2 to the Registration Statement).
          4.1     Specimen Stock certificate of SunCoast Bancorp, Inc.
                  (Incorporated by reference to Exhibit 4.2 to the Registration
                  Statement).
         10.1     Form of Employment Agreement entered into between the Company and John T. Stafford (Incorporated by reference to Exhibit
                  10.1 to the Registration Statement)*
         10.2     Form of Employment Agreement entered into between the Bank and
                  William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*
         10.3     SunCoast Bancorp, Inc. Director Stock Option Plan
                  (Incorporated by reference to Exhibit 10.3 to the Registration
                  Statement)*
         10.4     SunCoast Bancorp, Inc. Employee Stock Option Plan
                  (Incorporated by reference to Exhibit 10.4 to the Registration
                  Statement)*
         10.5     Lease Agreement dated August 28, 1998 between SunCoast
                  Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by
                  reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SUNCOAST BANCORP, INC.
                               (Registrant)


Date:  May 7, 2001           By: /s/ John T. Stafford
                                -----------------------------------------------
                                John T. Stafford, President and Chief Executive Officer


Date:  May 7, 2001           By: /s/ John S. Wilks
                                -----------------------------------------------
                                John S. Wilks, Chief Financial Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)