Form 10QSB
period 2001-06-30
SUNCOAST BANCORP INC
filed 2001-08-07
CIK 1072695

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ---------

Commission file number  333-70231
                       -----------


                             SUNCOAST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Florida                                               65-0827141
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                        8592 Potter Park Drive, Suite 200
                             Sarasota, Florida 34238
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (941) 923-0500
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



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

YES [X]     NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                    700,000 shares
--------------------------------------            ------------------------------
              (CLASS)                             OUTSTANDING AT AUGUST 6, 2001

   Transitional small business disclosure format (check one):

YES [X]     NO [ ]

================================================================================

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
       At June 30, 2001 (unaudited) and At December 31, 2000........................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 2001 and 2000 (unaudited)................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       Six Months Ended June 30, 2001 (unaudited)...................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 2001 and 2000 (unaudited)..........................5

     Notes to Condensed Consolidated Financial Statements (unaudited)...............6

     Review by Independent Certified Public Accountants.............................7

     Report on Review by Independent Certified Public Accountants...................8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     AND RESULTS OF OPERATIONS...................................................9-13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............14

PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................15

SIGNATURES.........................................................................16

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,        DECEMBER 31,
    ASSETS                                                              2001             2000
                                                                    ------------      -----------
                                                                     (UNAUDITED)

Cash and due from banks .......................................     $  1,052,045        1,245,995
Interest-bearing deposits with banks ..........................            5,539          988,490
Federal funds sold ............................................        3,049,160        1,444,000
                                                                    ------------      -----------
              Total cash and cash equivalents .................        4,106,744        3,678,485

Securities available for sale .................................       10,305,747        6,741,947
Loans, net of allowance for loan losses of $235,000 in 2001 and
    $152,797 in 2000 ..........................................       19,137,764       13,331,571
Premises and equipment, net ...................................          603,527          513,164
Federal Reserve Bank stock, at cost ...........................          180,000          180,000
Federal Home Loan Bank stock, at cost .........................           80,980           22,200
Accrued interest receivable ...................................          266,339          214,496
Deferred tax asset ............................................          603,297          491,571
Other assets ..................................................           51,485           74,095
                                                                    ------------      -----------
              Total assets ....................................     $ 35,335,883       25,247,529
                                                                    ============      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits .......................        1,974,877        1,704,960
    Savings and NOW deposits ..................................        2,505,336        1,589,261
    Money-market deposits .....................................       10,832,826        6,464,768
    Time deposits .............................................       13,538,988        8,872,952
                                                                    ------------      -----------
              Total deposits ..................................       28,852,027       18,631,941

    Other borrowings ..........................................        1,004,160          983,880
    Accrued interest payable and other liabilities ............           77,652           47,183
                                                                    ------------      -----------
              Total liabilities ...............................       29,933,839       19,663,004
                                                                    ------------      -----------
Stockholders' equity:
    Preferred stock ...........................................               --               --
    Common stock ..............................................            7,000            7,000
    Additional paid-in capital ................................        6,393,888        6,393,888
    Accumulated deficit .......................................       (1,045,759)        (837,024)
    Accumulated other comprehensive income ....................           46,915           20,661
                                                                    ------------      -----------
              Total stockholders' equity ......................        5,402,044        5,584,525
                                                                    ------------      -----------
              Total liabilities and stockholders' equity ......     $ 35,335,883       25,247,529
                                                                    ============      ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                             --------------------   ---------------------
                                                2001       2000         2001       2000
                                             ---------   --------   ----------   --------
Interest income:
    Loans .................................. $ 358,853    102,022      675,704    143,539
    Securities .............................   154,337    109,311      262,441    193,946
    Other interest-earning assets ..........    59,562     62,694      124,149    199,035
                                             ---------   --------   ----------   --------
         Total interest income .............   572,752    274,027    1,062,294    536,520
                                             ---------   --------   ----------   --------
Interest expense:
    Deposits ...............................   330,569    108,372      613,604    181,479
    Other borrowings .......................     8,590     12,951       20,280     94,760
                                             ---------   --------   ----------   --------
         Total interest expense ............   339,159    121,323      633,884    276,239
                                             ---------   --------   ----------   --------
         Net interest income ...............   233,593    152,704      428,410    260,281

Provision for loan losses ..................    47,732     46,483       82,203     74,582
                                             ---------   --------   ----------   --------
         Net interest income after
              provision for loan losses ....   185,861    106,221      346,207    185,699
                                             ---------   --------   ----------   --------
Noninterest income, service charges and fees     9,726     13,412       16,062     16,792
                                             ---------   --------   ----------   --------
Noninterest expense:
    Salaries and employee benefits .........   179,422    140,510      364,669    308,869
    Occupancy expense ......................    75,381     61,310      137,734    127,078
    Advertising ............................     3,713     14,706        6,936     20,991
    Stationery and supplies ................    17,480     12,546       28,193     25,920
    Professional fees ......................    19,809     22,052       46,150     53,470
    Data processing ........................    20,694     17,645       39,585     35,844
    Other ..................................    45,331     28,714       72,978     47,816
                                             ---------   --------   ----------   --------
         Total noninterest expense .........   361,830    297,483      696,245    619,988
                                             ---------   --------   ----------   --------
         Loss before income tax benefit ....  (166,243)  (177,850)    (333,976)  (417,497)

Income tax benefit .........................   (62,330)   (66,693)    (125,241)  (156,561)
                                             ---------   --------   ----------   --------
         Net loss .......................... $(103,913)  (111,157)    (208,735)  (260,936)
                                             =========   ========   ==========   ========
Loss per share, basic and diluted .......... $    (.15)      (.16)        (.30)      (.37)
                                             =========   ========   ==========   ========
Weighted-average number of
    common shares outstanding ..............   700,000    700,000      700,000    700,000
                                             =========   ========   ==========   ========
Dividends per share ........................ $      --         --           --         --
                                             =========   ========   ==========   ========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                             ACCUMULATED
                                                                                OTHER
                                                    ADDITIONAL                 COMPRE-      TOTAL
                                          COMMON      PAID-IN   ACCUMULATED    HENSIVE   STOCKHOLDERS'
                                          STOCK       CAPITAL     DEFICIT      INCOME       EQUITY
                                        ---------    ---------   ----------    ------   ----------
Balance at December 31, 2000 ........   $   7,000    6,393,888     (837,024)   20,661    5,584,525
                                                                                        ----------
Comprehensive income (loss):
     Net loss (unaudited) ...........          --           --     (208,735)       --     (208,735)

     Net change in unrealized
         gain on securities available
         for sale (unaudited) .......          --           --           --    26,254       26,254
                                                                                        ----------
Comprehensive income (loss)
         (unaudited) ................                                                     (182,481)
                                        ---------    ---------   ----------    ------   ----------
Balance at June 30, 2001
     (unaudited) ....................   $   7,000    6,393,888   (1,045,759)   46,915    5,402,044
                                        =========    =========   ==========    ======   ==========






See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         --------------------------
                                                                              2001          2000
                                                                         ------------    ----------
Cash flows from operating activities:
    Net loss .........................................................   $   (208,735)     (260,936)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation ................................................         50,819        44,661
         Provision for loan losses ...................................         82,203        74,582
         Net amortization of loan fees, premiums and discounts .......         (3,246)      (37,729)
         Credit for deferred income taxes ............................       (125,241)     (156,561)
         Increase in accrued interest receivable .....................        (51,843)      (64,302)
         Decrease in other assets ....................................         22,610        12,610
         Increase in accrued interest payable and other liabilities ..         30,469        21,773
                                                                         ------------    ----------
              Net cash used in operating activities ..................       (202,964)     (365,902)
                                                                         ------------    ----------
Cash flows from investing activities:
    Purchase of securities available for sale ........................     (6,148,973)   (2,046,523)
    Maturities and calls of securities available for sale ............      2,470,000       750,000
    Repayments of securities available for sale ......................        155,231         2,110
    Purchase of Federal Home Loan Bank stock .........................        (58,780)           --
    Net increase in loans ............................................     (5,885,439)   (5,966,530)
    Purchase of premises and equipment ...............................       (141,182)       (1,746)
                                                                         ------------    ----------
              Net cash used in investing activities ..................     (9,609,143)   (7,262,689)
                                                                         ------------    ----------
Cash flows from financing activities:
    Net increase in deposits .........................................     10,220,086     5,933,914
    Net increase (decrease) in other borrowings ......................         20,280    (4,457,517)
                                                                         ------------    ----------
              Net cash provided by financing activities ..............     10,240,366     1,476,397
                                                                         ------------    ----------
Net increase (decrease) in cash and cash equivalents .................        428,259    (6,152,194)

Cash and cash equivalents at beginning of period .....................      3,678,485     9,210,658
                                                                         ------------    ----------
Cash and cash equivalents at end of period ...........................   $  4,106,744     3,058,464
                                                                         ============    ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ....................................................   $    611,693       271,840
                                                                         ============    ==========
         Income taxes ................................................   $         --            --
                                                                         ============    ==========
    Noncash transaction-
         Accumulated other comprehensive income (loss), change in
              unrealized gain on securities available for sale,
              net of tax .............................................   $     26,254         9,212
                                                                         ============    ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     GENERAL. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

         SunCoast Bancorp, Inc. (the "Holding Company") was incorporated on April 1, 1998. The Holding Company owns 100% of the outstanding common stock of SunCoast National Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on September 7, 1999 and provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

(2)  LOAN IMPAIRMENT AND LOAN LOSSES

     No loans were identified as impaired at or during the six months ended
         June 30, 2001 or 2000. The activity in the allowance for loan losses is as follows:

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          -----------------   ----------------
                                            2001      2000      2001     2000
                                          --------   ------   -------   ------
        Balance at beginning of period    $187,268   39,210   152,797   11,111
        Provision charged to operations     47,732   46,483    82,203   74,582
                                          --------   ------   -------   ------
        Balance at end of period ......   $235,000   85,693   235,000   85,693
                                          ========   ======   =======   ======

(3)  LOSS PER SHARE

     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)  REGULATORY CAPITAL

     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2001 of the regulatory capital requirements for a well capitalized financial institution and the Bank's actual capital on a percentage basis:

                                                                         REGULATORY
                                                              ACTUAL     REQUIREMENT
                                                              ------     -----------
        Total capital to risk-weighted assets .........       21.11%       10.00%
        Tier I capital to risk-weighted assets ........       20.09%        6.00%
        Tier I capital to total assets - leverage ratio       13.51%        5.00%

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2001, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 24, 2001

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2001 AND DECEMBER 31, 2000

GENERAL

     SunCoast Bancorp, Inc. (the "Holding Company") was incorporated on April 1, 1998. The Holding Company owns 100% of the outstanding common stock of SunCoast National Bank (the "Bank") (collectively the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on September 7, 1999 and provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the six months ended June 30, 2001 was from net deposit inflows of $10.2 million and proceeds from maturities and calls of securities of $2.5 million. Cash was used primarily to originate loans, net of principal repayments, totaling $5.9 million and to purchase securities of $6.1 million. At June 30, 2001, the Bank exceeded its regulatory liquidity requirements.

     The following rates are presented for the dates and periods indicated:

                                                      SIX MONTHS               SIX MONTHS
                                                        ENDED      YEAR ENDED    ENDED
                                                       JUNE 30,   DECEMBER 31,  JUNE 30,
                                                         2001        2000         2000
                                                       -------      -------      -------
     Average equity as a percentage
        of average assets ............................   17.20%       28.13%      31.98%

     Equity to total assets at end of period .........   15.29%       22.12%      31.95%

     Return on average assets (1) ....................   (1.31)%      (2.20)%     (2.85)%

     Return on average equity (1) ....................   (7.61)%      (7.82)%     (8.92)%

     Noninterest expenses to average assets (1) ......    4.36%        6.21%       6.78%

     Nonperforming loans and foreclosed real estate as
        a percentage of total assets at end of period      - %          - %         - %



(1)      Annualized for the six months ended June 30.

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

                                                                 THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------
                                                             2001                           2000
                                                -----------------------------    ------------------------------
                                                           INTEREST   AVERAGE              INTEREST     AVERAGE
                                                AVERAGE       AND      YIELD/    AVERAGE     AND         YIELD/
                                                BALANCE    DIVIDENDS    RATE     BALANCE   DIVIDENDS     RATE
                                                -------    ---------    ----     -------   ---------     ----
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans ..................................     $17,163        359      8.37%     $ 4,565      102        8.94%
   Securities .............................       9,602        154      6.42        6,007      109        7.26
   Other interest-earning assets(1) .......       5,680         60      4.23        4,374       63        5.76
                                                -------       ----     -----      -------     ----
       Total interest-earning assets ......      32,445        573      7.06       14,946      274        7.33
                                                              ----                            ----
Noninterest-earning assets ................       2,381                             1,988
                                                -------                           -------
       Total assets .......................     $34,826                           $16,934
                                                =======                           =======
Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts ...................      12,961        121      3.73        7,125       76        4.27
   Time deposits ..........................      13,435        209      6.22        2,272       32        5.63
   Other interest-bearing liabilities(2) ..       1,000          9      3.60          996       13        5.22
                                                -------       ----     -----      -------     ----
       Total interest-bearing liabilities .      27,396        339      4.95       10,393      121        4.66
                                                              ----                            ----
Noninterest-bearing deposits ..............       1,841                               722
Noninterest-bearing liabilities ...........         107                                38
Stockholders' equity ......................       5,482                             5,781
                                                -------                           -------
       Total liabilities and
           stockholders' equity ...........     $34,826                           $16,934
                                                =======                           =======
Net interest income .......................                   $234                            $153
                                                              ====                            ====
Interest-rate spread(3) ...................                             2.11%                             2.67%
                                                                       =====                             =====
Net interest margin(4) ....................                             2.88%                             4.09%
                                                                       =====                             =====
Ratio of average interest-earning assets to
   average interest-bearing liabilities ...        1.18                              1.44
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

                                                                   SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------
                                                             2001                           2000
                                                -----------------------------    ------------------------------
                                                           INTEREST   AVERAGE              INTEREST     AVERAGE
                                                AVERAGE       AND      YIELD/    AVERAGE     AND         YIELD/
                                                BALANCE    DIVIDENDS    RATE     BALANCE   DIVIDENDS     RATE
                                                -------    ---------    ----     -------   ---------     ----
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans.................................       $15,788       676       8.56%    $  3,233      144        8.91%
   Securities............................         8,053       262       6.51        5,542      194        7.00
   Other interest-earning assets (1).....         5,450       124       4.55        7,565      199        5.26
                                                -------     -----                --------     ----
       Total interest-earning assets.....        29,291     1,062       7.25       16,340      537        6.57
                                                                                              ----
Noninterest-earning assets...............         2,652                             1,964
                                                -------                           -------
       Total assets......................       $31,943                           $18,304
                                                =======                           =======
Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts..................        11,024       228       4.14        5,782      123        4.25
   Time deposits.........................        12,275       386       6.29        2,072       59        5.70
   Other interest-bearing liabilities (2)           995        20       4.02        3,954       95        4.81
                                                -------     -----                --------     ----
       Total interest-bearing liabilities        24,294       634       5.22       11,808      277        4.69
                                                            -----                             ----
Noninterest-bearing deposits.............         1,707                               611
Noninterest-bearing liabilities..........           448                                32
Stockholders' equity.....................         5,494                             5,853
                                                 ------                           -------
       Total liabilities and
           stockholders' equity..........       $31,943                           $18,304
                                                =======                           =======
Net interest income......................                   $ 428                             $260
                                                            =====                             ====

Interest-rate spread (3).................                               2.03%                             1.88%
                                                                        ====                              ====
Net interest margin (4)..................                               2.92%                             3.18%
                                                                        ====                              ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities..          1.21                              1.38
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

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

   GENERAL. Net loss for the three months ended June 30, 2001 was $104,000 or $.15 basic and diluted loss per share compared to a net loss of $111,000 or $.16 basic and diluted loss per share for the three months ended June 30, 2000. The decrease in the Company's net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. At June 30, 2001, the Company had not achieved the asset size to operate profitably.

   INTEREST INCOME AND EXPENSE. Interest income increased by $299,000, or 109%, from $274,000 for the three months ended June 30, 2000 to $573,000 for the three months ended June 30, 2001. Interest income on loans increased $257,000 primarily due to an increase in the average loan portfolio balance from $4.6 million for the three months ended June 30, 2000 to $17.2 million for the comparable period in 2001. Interest on securities increased $45,000 primarily due to an increase in the average securities portfolio balance from $6.0 million in 2000 to $9.6 million in 2001, partially offset by a decrease in the weighted average yield of 84 basis points.

      Interest expense on deposits increased to $330,000 for the three months ended June 30, 2001 from $108,000 for the three months ended June 30, 2000. Interest expense on deposits increased due to an increase in the average deposits of $17.0 million and an increase in the average rate paid from 4.60% in 2000 to 5.00% in 2001.

      Interest expense on borrowings decreased to $9,000 for the three months ended June 30, 2001 from $13,000 for the three months ended June 30, 2000. Interest expense on borrowings decreased due to a decrease in the average rate paid on other borrowings from 5.22% in 2000 to 3.60% in 2001.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $48,000 for the three months ended June 30, 2001 compared to $46,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $235,000 at June 30, 2001 is adequate.

   NONINTEREST EXPENSES. Noninterest expenses increased to $362,000 for the three-month period ended June 30, 2001 compared to $297,000 during the same period in 2000. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

   INCOME TAX BENEFIT. The income tax benefit for the three months ended June
      30, 2001 was $62,000 (an effective rate of 37.5%) compared to $67,000 (an effective rate of 37.5%) for the comparable 2000 period. The Company recognized a deferred tax benefit and a deferred tax asset because management believes it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

    GENERAL. Net loss for the six months ended June 30, 2001 was $209,000 or $.30 basic and diluted loss per share compared to a net loss of $261,000 or $.37 basic and diluted loss per share for the comparable period in 2000. The decrease in the Company's net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. At June 30, 2001, the Company had not achieved the asset size to operate profitably.

    INTEREST INCOME AND EXPENSE. Interest income increased by $525,000, or 98%, from $537,000 for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. Interest income on loans increased $532,000 primarily due to an increase in the average loan portfolio balance from $3.2 million for the six months ended June 30, 2000 to $15.8 million for the comparable period in 2001. Interest on securities increased $68,000 primarily due to an increase in the average securities portfolio balance from $5.5 million in 2000 to $8.1 million in 2001.

       Interest expense on deposits increased to $614,000 for the six months ended June 30, 2001 from $182,000 for the six months ended June 30, 2000. Interest expense on deposits increased due to an increase in the average deposits of $15.4 million and an increase in the average rate paid from 4.63% in 2000 to 5.27% in 2001.

       Interest expense on borrowings decreased to $20,000 for the six months ended June 30, 2001 from $95,000 for the six months ended June 30, 2000. Interest expense on borrowings decreased due to a decrease in the average balance of other borrowings from $4.0 million in 2000 to $1.0 million in 2001 and a decrease in the average rate paid on other borrowings from 4.81% in 2000 to 4.02% in 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2001 of $82,000. The allowance for loan losses was $235,000 at June 30, 2001. Management believes the allowance is adequate at June 30, 2001.

    NONINTEREST EXPENSE. Noninterest expense was $696,000 for the six months ended June 30, 2001 compared to $620,000 for the six months ended June 30, 2000. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

    INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 2001 was $125,000 (an effective rate of 37.5%) compared to $157,000 (an effect rate of 37.5%) for the comparable 2000 period.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Suncoast Bancorp, Inc., was held on May 14, 2001, to consider the election of eight directors with terms expiring at the next Annual Meeting.

At the Annual Meeting, 532,157 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

                                     FOR         AGAINST     ABSTAIN
                                   -------       -------     -------
Larry Berberich                    532,157            --          --
                                   =======       =======     =======
Henry E. Black, M.D                532,157            --          --
                                   =======       =======     =======
H.R. Foxworthy                     532,157            --          --
                                   =======       =======     =======
William F. Gnerre                  532,157            --          --
                                   =======       =======     =======
James C. Rutledge                  532,157            --          --
                                   =======       =======     =======
John T. Stafford                   532,157            --          --
                                   =======       =======     =======
Stanley A. Williams                532,157            --          --
                                   =======       =======     =======
Roy A. Yahraus                     532,157            --          --
                                   =======       =======     =======

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

----------

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                      SUNCOAST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUNCOAST BANCORP, INC.
                                      (Registrant)





Date:  August 6, 2001               By: /s/ John T. Stafford
      ----------------                  ----------------------------------------
                                        John T. Stafford, President and
                                        Chief Executive Officer



Date:  August 6, 2001               By: /s/ John S. Wilks
      ----------------                  ----------------------------------------
                                        John S. Wilks, Chief Financial Officer