Form 10QSB
period 2001-09-30
SUNCOAST BANCORP INC
filed 2001-11-02
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

 Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 333-70231

SUNCOAST BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0827141

(State or Other Jurisdiction	(I.R.S. Employer

of Incorporation or Organization)	Identification No.)

8592 Potter Park Drive, Suite 200
Sarasota, Florida 34238

(Address of Principal Executive Offices)

(941) 923-0500

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES      NO

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares

(class)	Outstanding at October 5, 2001

     Transitional small business disclosure format (check one):

YES      NO

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

                 PART I. FINANCIAL INFORMATION

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Cash and due from banks	$1,980	1,246

Interest-bearing deposits with banks	6	988

Federal funds sold	2,885	1,444

Total cash and cash equivalents	4,871	3,678

Securities available for sale	8,648	6,742

Loans, net of allowance for loan losses of $287 in 2001 and $153 in 2000	24,648	13,332

Premises and equipment, net	575	513

Federal Reserve Bank stock, at cost	180	180

Federal Home Loan Bank stock, at cost	56	22

Accrued interest receivable	221	214

Deferred tax asset	594	492

Other assets	96	74

Total assets	$39,889	25,247

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest-bearing demand deposits	1,906	1,705

Savings and NOW deposits	2,516	1,589

Money-market deposits	13,734	6,465

Time deposits	15,204	8,873

Total deposits	33,360	18,632

Other borrowings	1,010	984

Accrued interest payable and other liabilities	109	46

Total liabilities	34,479	19,662

Stockholders’ equity:

Preferred stock	—	—

Common stock	7	7

Additional paid-in capital	6,394	6,394

Accumulated deficit	(1,124)	(837)

Accumulated other comprehensive income	133	21

Total stockholders’ equity	5,410	5,585

Total liabilities and stockholders’ equity	$39,889	25,247

     See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income:

Loans	$424	195	1,100	338

Securities	150	110	412	304

Other interest-earning assets	43	56	167	255

Total interest income	617	361	1,679	897

Interest expense:

Deposits	354	161	968	343

Other borrowings	6	14	26	109

Total interest expense	360	175	994	452

Net interest income	257	186	685	445

Provision for loan losses	52	39	134	113

Net interest income after provision for loan losses	205	147	551	332

Noninterest income, service charges and fees	13	9	29	26

Noninterest expense:

Salaries and employee benefits	153	167	518	476

Occupancy	83	60	221	188

Advertising	9	18	16	39

Stationery and supplies	14	10	42	35

Professional fees	23	17	69	71

Data processing	23	18	62	53

Other	38	18	111	66

Total noninterest expense	343	308	1,039	928

Loss before income tax benefit	(125)	(152)	(459)	(570)

Income tax benefit	(47)	(57)	(172)	(214)

Net loss	$(78)	(95)	(287)	(356)

Loss per share, basic and diluted	$(.11)	(.14)	(.41)	(.51)

Weighted-average number of common shares outstanding	700,000	700,000	700,000	700,000

Dividends per share	$—	—	—	—

     See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2001
($ in thousands)

				Accumulated
				Other
		Additional		Compre-	Total
	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2000	$7	6,394	(837)	21	5,585

Comprehensive income (loss):

Net loss (unaudited)	—	—	(287)	—	(287)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	112	112

Comprehensive income (loss) (unaudited)					(175)

Balance at September 30, 2001 (unaudited)	$7	6,394	(1,124)	133	5,410

     See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(287)	(356)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	79	67

Provision for loan losses	134	113

Net amortization of premiums and discounts	2	(19)

Credit for deferred income taxes	(172)	(214)

Increase in accrued interest receivable	(7)	(13)

(Increase) decrease in other assets	(22)	6

Increase in accrued interest payable and other liabilities	63	56

Net cash used in operating activities	(210)	(360)

Cash flows from investing activities:

Purchase of securities available for sale	(6,168)	(2,047)

Maturities of securities available for sale	4,175	750

Principal repayments of securities available for sale	267	4

Net increase in loans	(11,450)	(9,076)

Purchase of premises and equipment	(141)	(12)

Purchase of Federal Home Loan Bank stock	(34)	—

Net cash used in investing activities	(13,351)	(10,381)

Cash flows from financing activities:

Net increase in deposits	14,728	10,144

Net increase (decrease) in other borrowings	26	(4,444)

Net cash provided by financing activities	14,754	5,700

Net increase (decrease) in cash and cash equivalents	1,193	(5,041)

Cash and cash equivalents at beginning of period	3,678	9,211

Cash and cash equivalents at end of period	$4,871	4,170

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$960	425

Income taxes	$—	—

Noncash transaction-

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$112	21

     See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three- and nine- month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast National Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the nine months ended September 30, 2001 or 2000. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Balance at beginning of period	$235	85	153	11

Provision charged to operations	52	39	134	113

Balance at end of period	$287	124	287	124

(3)	Loss Per Share

Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	16.79%	10.00%

Tier I capital to risk-weighted assets	15.77%	6.00%

Tier I capital to total assets — leverage ratio	11.82%	5.00%

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine- month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2001, the related condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders’ equity for the nine- month period ended September 30, 2001 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 5, 2001

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of September 30, 2001 and December 31, 2000

General
SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast National Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

Liquidity and Capital Resources
The Company’s primary source of cash during the nine months ended September 30, 2001 was from net deposit inflows of $14.7 million and proceeds from maturities and calls of securities of $4.2 million. Cash was used primarily to originate loans, net of principal repayments, totaling $11.5 million and to purchase securities of $6.2 million. At September 30, 2001, the Bank exceeded its regulatory liquidity requirements.

The following rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2001	2000	2000

Average equity as a percentage of average assets	16.27%	28.13%	31.33%

Equity to total assets at end of period	13.56%	22.12%	25.54%

Return on average assets(1)	(1.13)%	(2.20)%	(2.56)%

Return on average equity(1)	(6.97)%	(7.82)%	(8.17)%

Noninterest expenses to average assets(1)	4.10%	6.21%	6.67%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$21,120	424	8.03%	$8,264	195	9.44%

Securities	10,227	150	5.87	6,319	110	6.96

Other interest-earning assets(1)	4,571	43	3.76	3,736	56	6.00

Total interest-earning assets	35,918	617	6.87	18,319	361	7.88

Noninterest-earning assets	2,529			1,648

Total assets	$38,447			$19,967

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	15,034	133	3.54	8,116	92	4.53

Time deposits	15,139	221	5.84	4,592	69	6.01

Other interest-bearing liabilities(2)	1,010	6	2.38	1,003	14	5.58

Total interest-bearing liabilities	31,183	360	4.62	13,711	175	5.11

Noninterest-bearing deposits	1,834			547

Noninterest-bearing liabilities	29			23

Stockholders’ equity	5,401			5,686

Total liabilities and stockholders’ equity	$38,447			$19,967

Net interest income		$257			$186

Interest-rate spread(3)			2.25%			2.77%

Net interest margin(4)			2.86%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.34

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$17,585	1,100	8.34%	$4,922	338	9.16%

Securities	8,785	412	6.25	5,804	304	6.98

Other interest-earning assets(1)	5,128	167	4.34	6,282	255	5.41

Total interest-earning assets	31,498	1,679	7.11	17,008	897	7.03

Noninterest-earning assets	2,255			1,543

Total assets	$33,753			$18,551

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	12,376	361	3.89	6,566	216	4.39

Time deposits	13,240	607	6.11	2,897	127	5.85

Other interest-bearing liabilities(2)	1,000	26	3.47	2,963	109	4.90

Total interest-bearing liabilities	26,616	994	4.98	12,426	452	4.85

Noninterest-bearing deposits	1,620			295

Noninterest-bearing liabilities	24			18

Stockholders’ equity	5,493			5,812

Total liabilities and stockholders’ equity	$33,753			$18,551

Net interest income		$685			$445

Interest-rate spread(3)			2.13%			2.18%

Net interest margin(4)			2.90%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.37

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

General. Net loss for the three months ended September 30, 2001 was $78,000 or $.11 basic and diluted loss per share compared to a net loss of $95,000 or $.14 basic and diluted loss per share for the three months ended September 30, 2000. The decrease in the Company’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. During the three months ended September 30, 2001, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense. Interest income increased to $617,000 for the three months ended September 30, 2001 from $361,000 for the three months ended September 30, 2000. Interest income on loans increased $229,000 to $424,000 primarily due to an increase in the average loan portfolio balance from $8.3 million for the three months ended September 30, 2000 to $21.1 million for the comparable period in 2001, partially offset by a decrease in the average yield from 9.44% to 8.03%. Interest on securities increased $40,000 primarily due to an increase in the average securities portfolio balance from $6.3 million in 2000 to $10.2 million in 2001, partially offset by a decrease in the weighted average yield from 6.96% to 5.87%.

Interest expense on deposits increased to $354,000 for the three months ended September 30, 2001 from $161,000 for the three months ended September 30, 2000. Interest expense on deposits increased due to an increase in the average deposits from $12.7 million to $30.2 million, partially offset by a decrease in average rate paid from 5.07% to 4.69%.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $52,000 for the three months ended September 30, 2001 compared to $39,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $287,000 at September 30, 2001 is adequate.

Noninterest Expenses. Noninterest expenses increased to $343,000 for the three-month period ended September 30, 2001 compared to $308,000 during the same period in 2000. The increase was primarily due to an increase in occupancy expense due to the opening of a second banking office during the second quarter of 2001.

Income Tax Benefit. The income tax benefit for the three months ended September 30, 2001 was $47,000 (an effective rate of 37.6%) compared to $57,000 (an effective rate of 37.5%) for the comparable 2000 period. The Company recognized a deferred tax benefit and a deferred tax asset because management believes it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

General. Net loss for the nine months ended September 30, 2001 was $287,000 or $.41 basic and diluted loss per share compared to a net loss of $356,000 or $.51 basic and diluted loss per share for the comparable period in 2000. The decrease in the Company’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. During the nine months ended September 30, 2001, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense. Interest income increased to $1.7 million for the nine months ended September 30, 2001 from $897,000 for the nine months ended September 30, 2000. Interest income on loans increased to $1.1 million primarily due to an increase in the average loan portfolio balance from $4.9 million for the nine months ended September 30, 2000 to $17.6 million for the comparable period in 2001 which was partially offset by a decrease in the average yield from 9.16% to 8.34%. Interest income on securities increased to $412,000 in 2001 from $304,000 in 2000 primarily due to an increase in the average securities portfolio balance from $5.8 million in 2000 to $8.8 million in 2001 which was partially offset by a decrease in the average yield from 6.98% to 6.25%.

Interest expense on deposits increased to $968,000 for the nine months ended September 30, 2001 from $343,000 for the nine months ended September 30, 2000. Interest expense on deposits increased due to an increase in average interest-bearing deposits from $9.5 million in 2000 to $25.6 million in 2001 and an increase in the average rate paid from 4.83% in 2000 to 5.04% in 2001.

Interest expense on borrowings decreased to $26,000 for the nine months ended September 30, 2001 from $109,000 for the nine months ended September 30, 2000. Interest expense on borrowings decreased due to a decrease in the average balance of other borrowings from $3.0 million in 2000 to $1.0 million in 2001 and a decrease in the average rate paid on other borrowings from 4.90% in 2000 to 3.47% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2001 of $134,000 compared to $113,000 in 2000. The allowance for loan losses was $287,000 at September 30, 2001. Management believes the allowance is adequate at September 30, 2001.

Noninterest Expense. Noninterest expense was $1.0 million for the nine months ended September 30, 2001 compared to $928,000 for the nine months ended September 30, 2000. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

Income Tax Benefit. The income tax benefit for the nine months ended September 30, 2001 was $172,000 (an effective rate of 37.5%) compared to $214,000 (an effect rate of 37.5%) for the comparable 2000 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company’s market risk exposure since December 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.2	Form of Employment Agreement entered into between the Company and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.4	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.5	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date:	November 1, 2001	By: /s / John T. Stafford

John T. Stafford, President and Chief Executive Officer

Date:	November 1, 2001	By: /s/ John S. Wilks

John S. Wilks, Chief Financial Officer