Form 10KSB40
period 2001-12-31
SUNCOAST BANCORP INC
filed 2002-03-20
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-70231

SUNCOAST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0827141 (I.R.S. Employer Identification No.)

8592 Potter Park Drive, Suite 200, Sarasota, Florida (Address of principal executive offices)	34238 (Zip Code)

Registrant’s telephone number, including area code: (941) 923-0500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒       NO  ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☒

     The issuer’s revenues for its most recent fiscal year was $2,385,000.

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (665,000 shares) on February 25, 2002, was approximately $5,320,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $8 per share on February 25, 2002. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of February 21, 2002, there were issued and outstanding 700,000 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

PART I
Item 1. Business
General
Lending Activities
Deposit Activities
Investments
Correspondent Banking
Data Processing
Effect of Governmental Policies
Interest and Usury
Supervision and Regulation
Competition
Employees
Statistical Profile and Other Financial Data
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Dividends
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Liquidity and Capital Resources
Results of Operations
Comparison of Years Ended December 31, 2001 and 2000
Asset/Liability Management
Rate/Volume Analysis
Financial Condition
Impact of Inflation and Changing Prices
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
SECTION 16(a) REPORTING REQUIREMENTS
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Financial Statement of Suncoast Bancorp, Inc.
Subsidiaries of the Registrant
Consent of Hacker, Johnson & Smith

ii

iii

PART I

Item 1. Business

General

     Suncoast Bancorp, Inc. (“Suncoast”) was incorporated under the laws of the State of Florida on April 1, 1998. Suncoast is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Suncoast National Bank. The Bank commenced operations on September 7, 1999.

     Suncoast provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Suncoast include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Suncoast primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Suncoast provides automated teller machine (ATM) cards, as a part of the HONOR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the HONOR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, Suncoast provides customers with extended banking hours. Suncoast does not have trust powers and, accordingly, no trust services are provided.

     The revenues of Suncoast are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Suncoast’s lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of Suncoast are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, Suncoast’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Suncoast faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Lending Activities

     Suncoast offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Suncoast’s market area. Suncoast’s consolidated net loans at December 31, 2001 and 2000 were $28.6 million, or 68.4% and $13.3 million or 52.8%, respectively, of total Suncoast consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Suncoast has no foreign loans or loans for highly leveraged transactions.

     Suncoast’s loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of Suncoast’s loans are made on a secured basis. As of December 31, 2001, approximately 35.3% of Suncoast’s consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 30.3% at December 31, 2000.

     Suncoast’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     Suncoast’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial and agricultural loans amounted to approximately 54.9% of Suncoast’s total loan portfolio as of December 31, 2001, compared to 54.7% at December 31, 2000.

     Suncoast’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     For additional information regarding Suncoast’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by Suncoast’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

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

Deposit Activities

     Deposits are the major source of Suncoast’s funds for lending and other investment activities. Suncoast considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 58.3% and 52.4% of Suncoast’s consolidated total deposits at December 31, 2001 and 2000, respectively. Approximately 41.7% of Suncoast’s consolidated deposits at December 31, 2001 were certificates of deposit compared to 47.6% at December 31, 2000. Generally, Suncoast attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 18.7% and 24.2% of Suncoast’s consolidated total deposits at December 31, 2001 and 2000, respectively. The majority of the deposits of Suncoast are generated from Sarasota County. Suncoast does not currently accept brokered deposits. For additional information regarding Suncoast’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Investments

     Suncoast invests a portion of its assets in U.S. Government agency obligations, mortgage- backed securities and federal funds sold. Suncoast’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to Suncoast’s investment portfolio, Suncoast’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, Suncoast may purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). Federal funds sold is the excess cash Suncoast has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

     Suncoast will sell loan participations to correspondent banks with respect to loans which exceed Suncoast’s lending limit. Management of Suncoast has established correspondent relationships with Independent Bankers’ Bank of Florida and SunTrust. Suncoast pays for such services.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a national bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

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

     Gramm-Leach-Bliley Act. Enacted in 2000, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury

regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

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

     There are various statutory limitations on the ability of Suncoast to pay dividends. The OCC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Suncoast National Bank to pay dividends to Suncoast, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2001, Suncoast

     National Bank’s Tier 1 and total risk-based capital ratios were 13.88% and 15.00%, respectively, and Suncoast’s Tier 1 and total risk-based capital ratios were 14.26% and 15.38%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2001, Suncoast’s and Suncoast National Bank’s leverage ratios were 10.88% and 10.58%, respectively.

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

     The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

     If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

     The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state- chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 2001, Suncoast and Suncoast National Bank met the capital requirements of a “well capitalized” institution.

     The OCC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, Suncoast’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

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

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Suncoast may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Suncoast National Bank). Upon receipt of such notice, the OCC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

Competition

     Suncoast encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi- bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, Suncoast competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that Suncoast does not currently provide. In addition, many of Suncoast’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, Suncoast relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

     As of December 31, 2001, Suncoast and Suncoast National Bank collectively had 15 full- time employees (including executive officers) and four part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and Suncoast National Bank consider relations with employees to be good.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of Suncoast’s business activities.

Item 2. Properties

     The main office of Suncoast and Suncoast National Bank is located at 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238, in a one-story building of approximately 4,000 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2014.

     Suncoast’s branch office is located at 5292 17th Street, Sarasota, Florida 34235 in a one-story building of approximately 1,992 square feet, which is leased by the Bank for a term which with renewal options expires in 2016.

Item 3. Legal Proceedings

     Suncoast and Suncoast National Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against Suncoast or Suncoast National Bank which, if determined adversely, would have a material adverse effect on Suncoast’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The shares of Suncoast Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast Common Stock. Management of Suncoast is aware of certain transactions in its shares that have occurred since January 1, 2000 (the day that the shares of Suncoast Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast Common Stock that occurred in transactions known to Suncoast management during 2001 and 2000:

	2001			2000

	High	Low	Shares	High	Low	Shares

1st Quarter	$8.62	$6.00	2,600	$13.00	$9.00	18,100
2nd Quarter	8.50	7.00	3,600	10.50	9.00	30,700
3rd Quarter	8.00	7.00	1,700	12.00	8.75	8,800
4th Quarter	9.50	7.65	3,700	9.75	6.00	9,800

     Suncoast had approximately 262 shareholders of record as of December 31, 2001.

Dividends

     Suncoast has not paid any cash dividends in the past. Suncoast intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Suncoast Common Stock. If at any time Suncoast’s Board determines to pay dividends on the Suncoast Common Stock, the timing and the extent to which dividends are paid by Suncoast will be determined by such Board in light of then-existing circumstances, including Suncoast’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Suncoast will be dividends received from Suncoast National Bank. Payments by Suncoast National Bank to Suncoast are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Suncoast National Bank to pay dividends to Suncoast. The OCC also has the general authority to limit the dividends paid by national banks if such payment may be deemed to constitute an unsafe and unsound practice. As a national bank, Suncoast National Bank may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31

	2001		2000

Interest income		$2,342	$1,329
Interest expense		1,333	683

Net interest income before provision for loan losses		1,009	646
Provision for loan losses		199	142

Net interest income after provision for loan losses		810	504
Noninterest income		43	37
Noninterest expenses		1,415	1,248

Loss before income taxes		(562)	(707)
Credit for income taxes		211	265

Net loss	$	(351)	$(442)

Per share data:
Basic and diluted loss per share		$(.50)	$(.63)
Cash dividends declared		$-0-	$-0-
Book value at end of period		$7.60	$7.98
Common shares outstanding at end of period		700,000	700,000
Weighted average common shares outstanding during period		700,000	700,000
Total assets at end of period		$41,805	$25,248
Cash and cash equivalents		$2,978	$3,678
Investment securities		$8,466	$6,742
Loans, net		$28,586	$13,332
Deposits		$35,404	$18,632
Other borrowings		$1,016	$984
Stockholders’ equity		$5,320	$5,585
Total loans before allowance for loan losses		$28,938	$13,485
Allowance for loan losses		$352	$153
Nonperforming loans		$-0-	$-0-
Allowance for loan losses as a percentage of period-end total loans		1.22%	1.14%
Allowance for loan losses as a percentage of nonperforming loans		-0-%	-0-%
Total nonperforming loans as a percentage of total loans		-0-%	-0-%
Total nonperforming loans as a percentage of total assets		-0-%	-0-%
Total nonperforming loans and real estate owned as a percentage of total assets		-0-%	-0-%

General

     Suncoast’s principal asset is its ownership of Suncoast National Bank. Accordingly, Suncoast’s results of operations are primarily dependent upon the results of operations of Suncoast National Bank. Suncoast conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Liquidity and Capital Resources

     A national bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $42.8 million. Where net transaction deposit accounts exceed $42.8 million, the reserve requirements are $1,284,000 plus 10% of the amount over $42.8 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2001 and 2000, Suncoast National Bank had liquidity ratios of 30% and 50%, respectively.

     Suncoast’s principal sources of funds are those generated by Suncoast National Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from maturities of investment securities.

     Suncoast uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2001 and 2000, Suncoast had commitments to originate loans totaling $1.9 million and $.7 million, respectively, and unused lines of credit totaling $7.4 million and $5.4 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 and 2000 totaled $11.5 million and $7.4 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the OCC and Federal Reserve, Suncoast National Bank and Suncoast are required to maintain a minimum standard of total capital to risk- weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

     The following table summarizes the regulatory capital levels and ratios for Suncoast National Bank and Suncoast:

	Actual Ratios

	Suncoast
	National		Regulatory
	Bank	Suncoast	Requirement

At December 31, 2001
Total capital to risk-weighted assets	15.00%	15.38%	8.00%
Tier I capital to risk-weighted assets	13.88%	14.26%	4.00%
Tier I capital to average assets — leverage assets	10.58%	10.88%	4.00%
At December 31, 2000
Total capital to risk-weighted assets	30.65%	33.16%	8.00%
Tier I capital to risk-weighted assets	29.68%	32.19%	4.00%
Tier I capital to average assets — leverage assets	20.36%	21.82%	4.00%

Results of Operations

     Net interest income before provision for loan losses, which constitutes the principal source of income for Suncoast, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     Net interest income before provision for loan losses was approximately $1,009,000 for the year ended December 31, 2001, compared to $646,000 for 2000.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31

	2001	2000

Average equity as a percentage of average assets	15.19%	28.13%
Equity to total assets at end of period	12.73%	22.12%
Return on average assets	(0.98)%	(2.20)%
Return on average equity	(6.44)%	(7.82)%
Noninterest expense to average assets	3.94%	6.21%

     The rates and yields at the dates indicated were as follows:

	For the Years ended December 31

	2001	2000

Loans	8.05%	9.17%
Investment securities	6.32%	6.68%
Other interest-earning assets	3.77%	5.54%
All interest-earning assets	6.99%	7.20%
Money market deposits	3.90%	5.10%
Savings and NOW accounts	1.74%	1.45%
Time deposits	5.86%	6.07%
All interest-bearing liabilities	4.66%	5.05%
Interest-rate spread	2.33%	2.15%

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

	Year Ended December 31, 2001			Year Ended December 31, 2000

	Average	Interest and	Average	Average	Interest and	Average
	Balance	Dividends	Yield/Rate	Balance	Dividends	Yield/Rate

	(dollars in thousands)			(dollars in thousands)

Interest-earning assets:
Loans	$20,018	$1,611	8.05%	$6,463	$593	9.17%
Investment securities	8,738	552	6.32%	6,276	419	6.68%
Other interest-earning assets(1)	4,746	179	3.77%	5,721	317	5.54%

Total interest-earning assets	$33,502	$2,342	6.99%	$18,460	$1,329	7.20%

Noninterest-earning assets	2,398			1,632

Total assets	$35,900			$20,092

Interest-bearing liabilities:
Money market deposits	11,387	444	3.90%	5,819	297	5.10%
Savings and NOW deposits	2,295	40	1.74%	1,175	17	1.45%
Time deposits	13,949	817	5.86%	4,053	246	6.07%
Other	1,004	32	3.19%	2,467	123	4.98%

Total interest-bearing liabilities	$28,635	$1,333	4.66%	$13,514	$683	5.05%

Noninterest-bearing liabilities	1,812			926
Stockholders’ equity	5,453			5,652

Total liabilities and stockholders’ equity	$35,900			$20,092

Net interest income before provisions for loan losses		$1,009			$646

Interest-rate spread(2)			2.33%			2.15%

Net interest margin(3)			3.01%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.36

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of Years Ended December 31, 2001 and 2000

General

     Net loss for the year ended December 31, 2001 was $351,000 or $.50 basic and diluted loss per share compared to a net loss of $442,000 or $.63 basic and diluted loss per share for the comparable period in 2000. The decrease in Suncoast’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses. During the year ended December 31, 2001, Suncoast had not achieved the asset size to operate profitably.

Interest Income and Expense

     Interest income increased to $2.3 million for the year ended December 31, 2001 from $1.3 million for the year ended December 31, 2000. Interest income on loans increased to $1.6 million primarily due to an increase in the average loan portfolio balance from $6.5 million for the year ended December 31, 2000 to $20.0 million for 2001 which was partially offset by a decrease in the average yield from 9.17% to 8.05%. Interest income on securities increased to $552,000 in 2001 from $419,000 in 2000 primarily due to an increase in the average securities portfolio balance from $6.3 million in 2000 to $8.7 million in 2001 which was partially offset by a decrease in the average yield from 6.68% to 6.32%.

     Interest expense on deposits increased to $1.3 million for the year ended December 31, 2001 from $560,000 for the year ended December 31, 2000. Interest expense on deposits increased due to an increase in average interest-bearing deposits from $11.0 million in 2000 to $27.6 million in 2001 and was partially offset by a decrease in the average rate paid from 5.07% in 2000 to 4.71% in 2001.

     Interest expense on borrowings decreased to $32,000 for the year ended December 31, 2001 from $123,000 for the year ended December 31, 2000. Interest expense on borrowings decreased due to a decrease in the average balance of other borrowings from $2.5 million in 2000 to $1.0 million in 2001 and a decrease in the average rate paid on other borrowings from 4.98% in 2000 to 3.19% in 2001.

Provision for Loan losses

     The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Suncoast, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Suncoast’s market areas, and other factors related to the collectibility of Suncoast’s loan portfolio. Suncoast recorded a provision for loan losses for the year ended December 31, 2001 of $199,000 compared to $142,000 in 2000. The allowance for loan losses was $352,000 at December 31, 2001. Management believes the allowance was adequate at December 31, 2001.

Noninterest Expense

     Noninterest expense was $1.4 million for the year ended December 31, 2001 compared to $1.2 million for the year ended December 31, 2000. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

Income Tax Benefit

     The income tax benefit for the year ended December 31, 2001 was approximately $211,000 (an effective rate of 37.5%) compared to approximately $265,000 for 2000 (an effective rate of 37.4%) for the comparable 2000 period.

Asset/Liability Management

     A principal objective of Suncoast’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest- earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

     As a part of Suncoast’s interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest- bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast’s cumulative one-year gap at December 31, 2001, was a negative (46.4)% of total assets.

     Principal among Suncoast’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast’s net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast’s demand, money market, and NOW deposit accounts approximated 58.3% and 52.4% of total deposits at December 31, 2001 and 2000, respectively. These accounts bore a weighted average cost of deposits of 2.31% and 4.00% during the years ended December 31, 2001 and 2000, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast’s total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2001 and 2000, approximately 7.1% and 14.6%, respectively, of Suncoast’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2001 and 2000, Suncoast National Bank’s liquidity ratio was approximately 30% and 50%, respectively. Suncoast also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to Suncoast’s interest-earning assets and interest-bearing liabilities at December 31, 2001 that are estimated to mature or are scheduled to reprice within the period shown:

	Under	3 to 12		Over
	3 Months	Months	1-5 Years	5 Years	Totals

	(dollars in thousands)
Interest bearing deposits with banks	$1,023	$—	$—	$—	$1,023
Federal funds sold	151	—	—	—	151
Loans(1)	7,893	1,855	17,383	1,727	28,858
Securities(2)	459	—	4,901	3,302	8,662

Total rate-sensitive assets (earning assets)	$9,526	$1,855	$22,284	$5,029	$38,694

Money market(2)	$14,970	$—	$—	$—	$14,970
Savings and NOW deposits(2)	3,276	—	—	—	3,276
Certificates of deposit(2)	3,090	8,434	3,225	—	14,749
Other borrowings	1,016	—	—	—	1,016

Total rate-sensitive liabilities	$22,352	$8,434	$3,225	$—	$34,011

Gap (repricing differences)	$(12,826)	$(6,579)	$19,059	$5,029	$4,683

Cumulative Gap	$(12,826)	$(19,405)	$(346)	$4,683	$4,683

Cumulative GAP/total assets	(30.7)%	(46.4)%	(0.8)%	11.2%

Cumulative GAP/total earning assets	(33.1)%	(50.1)%	(0.9)%	12.1%

Total Assets					$41,805

Total earning assets					$38,694

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over five years. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.

Rate/Volume Analysis

     The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2001 vs. 2000
	Increase (Decrease) Due to

			Rate/
	Rate	Volume	Volume	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$(73)	1,244	(153)	1,018
Investment securities	(23)	164	(8)	133
Other interest-earning assets	(100)	(55)	17	(138)

Total	(196)	1,353	(144)	1,013

Interest-bearing liabilities:
Deposits:
Money market deposits	(70)	284	(67)	147
Savings and NOW deposits	3	16	4	23
Time deposits	(9)	601	(21)	571
Other	(44)	(73)	26	(91)

Total	(120)	828	(58)	650

Net change in net interest income	$(76)	525	(86)	363

Financial Condition

Lending Activities

     A significant source of income for Suncoast is the interest earned on loans. At December 31, 2001, Suncoast’s total assets were $41.8 million and its net loans were $28.6 million or 68.4% of total assets. At December 31, 2000, Suncoast’s total assets were $25.2 million and its net loans were $13.3 million or 52.8% of total assets.

     Suncoast National Bank’s primary market area consists of the Southern part of Sarasota, Florida. The community of Sarasota is located in Sarasota County on the Southwest coast of Florida. Sarasota County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Access to the area is by Interstate 75 and U.S. 41. Air service is through the Sarasota/Bradenton International Airport and the Tampa International Airport, both less than an hour’s drive from the area. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

     There is no assurance that the Bank’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on Suncoast.

     Lending activities are conducted pursuant to a written policy which has been adopted by Suncoast. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Suncoast National Bank.

     The following table sets forth information concerning Suncoast’s loan portfolio by type of loan at the dates indicated:

	At December 31

	2001		2000

	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Commercial	$2,692	9.3%	$1,940	14.4%
Commercial real estate	13,163	45.6%	5,417	40.3%
Residential real estate	10,177	35.3%	4,084	30.3%
Consumer	2,826	9.8%	2,021	15.0%

Total loans	$28,858	100.0%	$13,462	100.0%

Plus: Net deferred Costs	80		23
Less: Allowance for loan losses	(352)		(153)

Loans, net	$28,586		$13,332

     The following table reflects the contractual principal repayments by period of Suncoast’s loan portfolio at December 31, 2001:

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

	(dollars in thousands)
Commercial	$798	$1,170	$724	$2,692
Commercial real estate	454	37	12,672	13,163
Residential real estate	1,896	850	7,431	10,177
Consumer	769	732	1,325	2,826

Total loans	$3,917	$2,789	$22,152	$28,858

Loans with maturities over one year:
Fixed rate				$4,206
Variable rate				20,735

Total maturities greater than one year				$24,941

     The following table sets forth total loans originated and repaid during the periods indicated:

	Year Ended December 31

	(dollars in thousands)
	2001	2000

Originations:
Residential mortgage loans	$2,163	$3,146
Consumer	2,050	1,105
Commercial loans	3,271	4,402
Commercial real estate	6,241	996

Total loans originated	13,725	9,649
Net change in home equity line and construction loans	2,304	3,673
Less principal reductions	(633)	(749)

Increase in total loans	$15,396	$12,573

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2001 and 2000, approximately 80.9% and 70.6%, respectively, of the total loan portfolio was collateralized by real estate of which 45.6% and 40.3% of the total loan portfolio was secured by commercial real estate as of December 31, 2001 and 2000, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2001 and 2000, the Bank had no nonperforming assets.

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on Suncoast’s profitability. However, as part of its loan portfolio management strategy, Suncoast generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans.

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

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Suncoast operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss Suncoast would suffer upon default.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2001:

Commercial	9.3%
Commercial real estate	45.6%
Residential real estate	35.3%
Consumer	9.8%

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

Classification of Assets

     Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

     Real estate acquired by Suncoast as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

     Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that Suncoast will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or

•	the fair value of the loan’s collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

     If the value of the loan is less than the recorded investment in the loan, a loss is recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

     Situations may occur where:

•	Suncoast receives physical possession of a debtor’s assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

•	the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

     These situations are referred to as “in-substance foreclosures.” SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

     At December 31, 2001, no loans were considered by management to be impaired or in-substance foreclosed.

     There were no nonaccrual loans or loans over 90 days delinquent at December 31, 2001 and 2000. There was no real estate owned at December 31, 2001 and 2000.

Allowance for Credit Losses

     In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Suncoast’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Credit Losses.”

     Management continues to actively monitor Suncoast’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast’s allowance for loan losses at December 31, 2001 and 2000 was approximately $352,000 and $153,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2001.

     The following table sets forth information with respect to activity in Suncoast’s allowance for loan losses during the periods indicated:

	For the Year Ended December 31

	(dollars in thousands)
	2001	2000

Allowance at beginning of period	$153	$11

Charge-offs:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total charge-offs	-0-	-0-

Recoveries:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total recoveries	-0-	-0-

Provision for loan losses charged to operations	199	142

Allowance at end of period	$352	$153

Ratio of net charges-offs during the period to average loans outstanding during the period	0%	0%

Allowance for loan losses as a percentage of nonperforming loans	0%	0%

     Suncoast classifies its loan portfolio for internal purposes as residential mortgage loans, installment loans and commercial loans. Suncoast prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the Suncoast’s total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31

	2001		2000

		% of Loans to		% of Loans to
	Amount	Total Loans	Amount	Total Loans

	(dollars in thousands)
Commercial	$32	9.3%	$22	14.4%
Commercial real estate	160	45.6%	62	40.3%
Residential real estate	125	35.3%	46	30.3%
Consumer	35	9.8%	23	15.0%

Total allowance for loan losses	$352	100.0%	$153	100.0%

     The allowance for loan losses represented 1.22% of the total loans outstanding as of December 31, 2001, compared with 1.14% of the total loans outstanding as of December 31, 2000.

Investment Securities

     Suncoast’s investment securities portfolio at December 31, 2001 and 2000, consisted of United States Government agency obligations and a mortgage-backed security. The following table sets forth the current value of Suncoast’s investment portfolio at the dates indicated:

	At December 31

	(dollars in thousands)
	2001	2000

Investment securities:
Available-for-sale:
U.S. Government agency obligations	$6,180	$6,701
Mortgage-backed securities	2,286	41

Total	$8,466	$6,742

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(dollars in thousands)
December 31, 2001:
U.S. Government agency securities	$-0-	0%	$4,901	6.40%	$1,279	6.00%	$-0-	0%	$6,180	6.32%
Mortgage-backed securities									2,286	5.95%

	$-0-	0%	$4,901	6.40%	$1,279	6.00%	$-0-	0%	$8,466	6.22%

December 31, 2000:
U.S. Government agency securities	$0	0%	$6,701	6.34%	$0	0%	$0	0%	$6,701	6.34%
Mortgage-backed securities									41	7.14%

	$0	0%	$6,701	6.34%	$0	0%	$0	0.0%	$6,742	6.36%

Deposit Activities

     Deposits are the major source of Suncoast’s funds for lending and other investment purposes. Deposits are attracted principally from within Suncoast’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

     Maturity terms, service fees and withdrawal penalties are established by Suncoast on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2001, Suncoast National Bank met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, Suncoast’s deposit accounts by type:

	December 31

	2001		2000

		% of		% of
	Amount	Deposit	Amount	Deposit

	(dollars in thousands)
Noninterest-bearing demand deposits	$2,409	6.8%	$1,705	9.2%
Savings and NOW deposits	3,276	9.2%	1,589	8.5%
Money market deposits	14,970	42.3%	6,465	34.7%

Subtotal	20,655	58.3%	9,759	52.4%

Certificates of deposit:
2.00% - 2.99%	1,662	4.7%	-0-	0%
3.00% - 3.99%	2,793	7.9%	-0-	0%
4.00% - 4.99%	4,794	13.5%	-0-	0%
5.00% - 5.99%	1,935	5.5%	1,254	6.7%
6.00% - 6.99%	3,558	10.1%	7,619	40.9%
7.00% - 7.99%	7	-0-%	-0-	0%

Total certificates of deposit(1)	14,749	41.7%	8,873	47.6%

Total deposits	$35,404	100.0%	$18,632	100.0%

(1)	There were individual retirement accounts (“IRAs”) at December 31, 2001 of approximately $773,000. There were $330,000 of IRA accounts at December 31, 2000.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31

	2001		2000

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(dollars in thousands)
Money market deposits	$11,387	3.90%	$5,819	5.10%
Savings and NOW deposits	2,295	1.74%	1,175	1.45%
Time deposits	13,949	5.86%	4,053	6.07%

Total deposits	$27,631	4.71%	$11,047	5.07%

     Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast’s depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. As shown in the tables below, a significant amount of Suncoast’s certificates of deposit will mature during the year ending December 31, 2002. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast’s certificates of deposit during the year ending December 31, 2002, will have a material adverse effect on Suncoast’s liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast’s net income.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2001 which mature during the period indicated:

	Due	Due	Due	Due
	Under Three	3 Months to	1 Year to	Over
	Months	12 Months	3 Years	3 Years	Total

	(dollars in thousands)
At December 31, 2001:
2.00% - 2.99%	$1,662	—	—	—	$1,662
3.00% - 3.99%	1,428	1,365	—	—	2,793
4.00% - 4.99%	—	4,794	—	—	4,794
5.00% - 5.99%	—	1,935	—	—	1,935
6.00% - 6.99%	—	340	3,218	—	3,558
7.00% - 7.99%	—	—	7	—	7

Total certificates of deposit	$3,090	$8,434	$3,225	$—	$14,749

     Jumbo certificates ($100,000 and over) mature as follows:

	At December 31

	(dollars in thousands)
	2001	2000

Due in three months or less	$1,128	$718
Due from three months to one year	4,270	3,276
Due from twelve months to five years	1,231	512

	$6,629	$4,506

     The following table sets forth the net deposit flows of Suncoast during the year indicated:

	For the Year Ended December 31

	(dollars in thousands)
	2001	2000

Net increase before interest credited	$17,872	$13,910
Net interest credited	(1,100)	(519)

Net deposit increase	$16,772	$13,391

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

     The financial statements of Suncoast as of and for the years ended December 31, 2001 and 2000 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, Suncoast believes that, during 2001, all filing requirements applicable to reporting persons were met.

Item 10.    Executive Compensation

     The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” “Executive Compensation and Benefits” and “Information on Benefit Plans and Policies” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     Information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001 and 2000
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1 —	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement No. 333-70231 (the “Registration Statement”))

3.2 —	Bylaws of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1 —	Specimen Stock Certificate of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1 —	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement) *

10.2 —	Suncoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.3 —	Suncoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.4 —	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 2000)

13.1 —	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

21.1 —	List of Subsidiaries of Suncoast Bancorp, Inc.

23.1 —	Consent of Hacker, Johnson, & Smith, P.A.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

     No Current Reports on Form 8-K were filed by Suncoast during the last fiscal quarter covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 20th day of March, 2002.

SUNCOAST BANCORP, INC

/s/ John T. Stafford President and Chief Executive Officer

/s/ John S. Wilks Chief Financial Officer (Principal financing officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 2002.

Signature		Title

/s/	Larry Berberich	Director

Larry Berberich

/s/	Henry E. Black, M.D.	Director

Henry E. Black, M.D.

/s/	H. R. Foxworthy	Chairman of the Board; Director

H. R. Foxworthy

/s/	William F. Gnerre	Executive Vice President, Secretary and Director

William F. Gnerre

/s/	James C. Rutledge	Director

James C. Rutledge

/s/	John T. Stafford	President and Chief Executive Officer and Director

John T. Stafford

/s/	Stanley A. Williams	Director

Stanley A. Williams
/s/	Roy A. Yahraus	Director

Roy A. Yahraus

Suncoast Bancorp, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2001

EXHIBIT INDEX

Exhibit
No.	Exhibit

13.1	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary
21.1	Subsidiaries of the Registrant
23.1	Consent of Hacker, Johnson, & Smith, P.A.