Form 10QSB
period 2002-03-31
SUNCOAST BANCORP INC
filed 2002-05-06
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

☐   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                               to

Commission file number 333-70231

SUNCOAST BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0827141

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

YES  ☒     NO  ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares

(class)	Outstanding at April 10, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - At March 31, 2002 (unaudited) and At December 31, 2001	2
Condensed Consolidated Statements of Operations - Three Months ended March 31, 2002 and 2001 (unaudited)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity Three Months Ended March 31, 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-7
Review by Independent Certified Public Accountants	8
Report on Review by Independent Certified Public Accountants	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosure about Market Risk	14
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14
SIGNATURES	15

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$869	1,804
Interest-bearing deposits with banks	8	1,023
Federal funds sold	6,565	151

Total cash and cash equivalents	7,442	2,978
Securities available for sale	8,829	8,466
Loans, net of allowance for loan losses of $395 in 2002 and $352 in 2001	32,405	28,586
Premises and equipment, net	524	551
Federal Reserve Bank stock, at cost	140	140
Federal Home Loan Bank stock, at cost	108	56
Accrued interest receivable	220	287
Deferred tax assets	721	658
Other assets	74	83

Total assets	$50,463	41,805

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	2,727	2,409
Savings and NOW deposits	3,860	3,276
Money-market deposits	20,234	14,970
Time deposits	17,338	14,749

Total deposits	44,159	35,404
Other liabilities	84	65
Other borrowings	1,018	1,016

Total liabilities	45,261	36,485

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	6,394	6,394
Accumulated deficit	(1,209)	(1,188)
Accumulated other comprehensive income	10	107

Total stockholders’ equity	5,202	5,320

Total liabilities and stockholders’ equity	$50,463	41,805

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Interest income:
Loans	$538	317
Securities	116	108
Other interest-earning assets	16	65

Total interest income	670	490

Interest expense:
Deposits	307	283
Other borrowings	3	12

Total interest expense	310	295

Net interest income	360	195
Provision for loan losses	43	34

Net interest income after provision for loan losses	317	161

Noninterest income:
Service charges and fees	15	6
Gain on sale of securities available for sale	35	—

Total noninterest income	50	6

Noninterest expense:
Salaries and employee benefits	213	185
Occupancy expense	79	63
Professional fees	26	26
Data processing	26	19
Stationery and supplies	17	11
Advertising	5	3
Other	35	28

Total noninterest expense	401	335

Loss before income tax benefit	(34)	(168)
Income tax benefit	(13)	(63)

Net loss	$(21)	(105)

Loss per share, basic and diluted	$(.03)	(.15)

Weighted-average number of common shares outstanding	700,000	700,000

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2002
(In thousands)

				Accumulated
				Other
		Additional		Compre-	Total
	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2001	$7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	(21)	—	(21)
Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	(97)	(97)

Comprehensive income (loss) (unaudited)					(118)

Balance at March 31, 2002 (unaudited)	$7	6,394	(1,209)	10	5,202

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
($ in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(21)	(105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29	23
Provision for loan losses	43	34
Net amortization of loan fees, premiums and discounts	(9)	(2)
Credit for deferred income taxes	(13)	(63)
Gain on sale of securities available for sale	(35)	—
Decrease in accrued interest receivable	67	62
Decrease (increase) in other assets	9	(4)
Increase in other liabilities	19	34

Net cash provided by (used in) operating activities	89	(21)

Cash flows from investing activities:
Purchase of securities available for sale	(4,473)	(3,098)
Maturities and call of securities available for sale	—	2,470
Repayment of securities available for sale	172	16
Proceeds from sale of securities available for sale	3,826	—
Purchase of Federal Home Loan Bank stock	(52)	(33)
Net increase in loans	(3,853)	(2,246)
Purchase of premises and equipment	(2)	(24)

Net cash used in investing activities	(4,382)	(2,915)

Cash flows from financing activities:
Net increase in deposits	8,755	7,787
Net increase in other borrowings	2	12

Net cash provided by financing activities	8,757	7,799

Net increase in cash and cash equivalents	4,464	4,863
Cash and cash equivalents at beginning of period	2,978	3,678

Cash and cash equivalents at end of period	$7,442	8,541

Supplemental disclosure of cash flow information:
Cash paid during the period for- Interest	$312	275

Noncash transaction-
Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(97)	19

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

SunCoast Bancorp, Inc. (the “Holding Company”) was incorporated on April 1, 1998. The Holding Company owns 100% of the outstanding common stock of SunCoast National Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three months ended March 31, 2001. One loan was identified as impaired during the three months ended March 31, 2002. The following is a summary of information pertaining to the impaired loan (in thousands):

Three Months
Ended
March 31, 2002

Gross loan with related allowance for losses recorded, at end of period	$154
Less: Allowance on this loan	15

Net investment in impaired loan	$139

Average net investment in impaired loan	$137

Interest income recognized on impaired loan	$—

Interest income received on impaired loan	$—

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Balance at beginning of period	$352	153
Provision charged to earnings	43	34

Balance at end of period	$395	187

(3)	Loss Per Share

Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
		Requirement
		for Well-
		Capitalized
	Actual	Banks

Total capital to risk-weighted assets	12.98%	10.00%
Tier I capital to risk-weighted assets	11.90%	6.00%
Tier I capital to total assets — leverage ratio	9.50%	5.00%

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 10, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2002 and December 31, 2001

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2002 was from net deposit inflows of $8.8 million and proceeds from sale of securities of $3.8 million. Cash was used primarily to originate loans, net of principal repayments, totaling $3.9 million and to purchase securities of $4.5 million. At March 31, 2002, the Company had outstanding commitments to originate loans totaling $300,000. At March 31, 2002, the Bank exceeded its regulatory liquidity requirements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2002	2001	2001

Average equity as a percentage of average assets	11.27%	15.91%	19.55%
Equity to total assets at end of period	10.31%	12.73%	16.67%
Return on average assets(1)	(0.18)%	(0.98)%	(1.48)%
Return on average equity(1)	(1.60)%	(6.44)%	(7.57)%
Noninterest expenses to average assets(1)	3.44%	3.94%	4.72%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.31%	—%	—%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$30,895	538	6.97%	$14,398	317	8.81%
Securities	7,690	116	6.03	6,495	108	6.65
Other interest-earning assets(1)	4,462	16	1.43	5,215	65	4.99

Total interest-earning assets	43,047	670	6.23	26,108	490	7.51

Noninterest-earning assets	3,630			2,244

Total assets	$46,677			$28,352

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	21,051	127	2.41	9,065	106	4.68
Time deposits	16,724	180	4.31	11,103	177	6.38
Other interest-bearing liabilities(2)	1,008	3	1.19	990	12	4.85

Total interest-bearing liabilities	38,783	310	3.20	21,158	295	5.58

Noninterest-bearing deposits	2,541			1,571
Noninterest-bearing liabilities	92			81
Stockholders’ equity	5,261			5,542

Total liabilities and stockholders’ equity	$46,677			$28,352

Net interest income		$360			$195

Interest-rate spread(3)			3.03%			1.93%

Net interest margin(4)			3.35%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.23

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

General. Net loss for the three months ended March 31, 2002 was $21,000 or $.03 basic and diluted loss per share compared to a net loss of $105,000 or $.15 basic and diluted loss per share for the three months ended March 31, 2001. The decrease in the Company’s net loss was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $180,000, from $.5 million for the three months ended March 31, 2001 to $.7 million for the three months ended March 31, 2002. Interest income on loans increased $221,000 primarily due to an increase in the average loan portfolio balance from $14.4 million for the three months ended March 31, 2001 to $30.9 million for the comparable period in 2002 which was partially offset by a decrease in the weighted-average yield from 8.81% in 2001 to 6.97% in 2002. Interest on securities increased $8,000 primarily due to an increase in the average securities portfolio balance from $6.5 million in 2001 to $7.7 million in 2002 which was partially offset by a decrease in the weighted average yield from 6.65% in 2001 to 6.03% in 2002.

Interest expense on interest-bearing deposits increased to $307,000 for the three months ended March 31, 2002 from $283,000 for the three months ended March 31, 2001. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $20.2 million in 2001 to $37.8 million in 2002 which was partially offset by a decrease in the weighted rate paid from 5.61% in 2001 to 3.25% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $43,000 for the three months ended March 31, 2002 compared to $34,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $395,000 at March 31, 2002 is adequate.

Noninterest Income. Noninterest income increased $44,000 during the three month period ended March 31, 2002 compared to the same period in 2001 primarily due to gains recognized in 2002 on the sale of securities available for sale of $35,000.

Noninterest Expenses. Noninterest expenses increased $66,000 during the three-month period ended March 31, 2002 compared to the same period in 2001. Noninterest expense increased primarily due to a increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

Provision for Income Taxes. The income tax benefit for the three months ended March 31, 2002 was $13,000 (an effective rate of 38.2%) compared to $63,000 (an effective rate of 37.5%) for the comparable 2001 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company’s market risk exposure since December 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”)
3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)
10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*
10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*
10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*
10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2002.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC
(Registrant)

Date: May 1, 2002	By: John T. Stafford

John T. Stafford, President and Chief Executive Officer

Date: May 1, 2002	By: John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)