Form 10QSB
period 2002-06-30
SUNCOAST BANCORP INC
filed 2002-07-31
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

YES [X] NO [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares

(class)	Outstanding at July 30, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At June 30, 2002 (unaudited) and At December 31, 2001	2

Condensed Consolidated Statements of Operations - Three and Six Months ended June 30, 2002 and 2001 (unaudited)	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity Six Months Ended June 30, 2002 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-7

Review by Independent Certified Public Accountants	8

Report on Review by Independent Certified Public Accountants	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$1,905	1,804
Interest-bearing deposits with banks	9	1,023
Federal funds sold	4,393	151

Total cash and cash equivalents	6,307	2,978
Securities available for sale	8,749	8,466
Loans, net of allowance for loan losses of $434 in 2002 and $352 in 2001	33,891	28,586
Foreclosed real estate	153	—
Premises and equipment, net	494	551
Federal Reserve Bank stock, at cost	140	140
Federal Home Loan Bank stock, at cost	108	56
Accrued interest receivable	272	287
Deferred tax assets	688	658
Other assets	122	83

Total assets	$50,924	41,805

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	3,343	2,409
Savings and NOW deposits	3,770	3,276
Money-market deposits	19,093	14,970
Time deposits	18,364	14,749

Total deposits	44,570	35,404
Other borrowings	1,021	1,016
Other liabilities	79	65

Total liabilities	45,670	36,485

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	6,394	6,394
Accumulated deficit	(1,237)	(1,188)
Accumulated other comprehensive income	90	107

Total stockholders’ equity	5,254	5,320

Total liabilities and stockholders’ equity	$50,924	41,805

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans	$581	359	1,119	676
Securities	123	154	239	262
Other interest-earning assets	13	60	29	124

Total interest income	717	573	1,387	1,062

Interest expense:
Deposits	315	331	622	614
Other borrowings	3	9	6	20

Total interest expense	318	340	628	634

Net interest income	399	233	759	428
Provision for loan losses	39	48	82	82

Net interest income after provision for loan losses	360	185	677	346

Noninterest income:
Service charges and fees	15	10	30	16
Gain on sale of securities available for sale	—	—	35	—

Total noninterest income	15	10	65	16

Noninterest expense:
Salaries and employee benefits	230	179	443	365
Occupancy expense	74	75	153	138
Professional fees	30	20	56	46
Data processing	26	21	52	39
Stationery and supplies	18	17	35	28
Advertising	6	4	11	7
Other	35	45	70	73

Total noninterest expense	419	361	820	696

Loss before income tax benefit	(44)	(166)	(78)	(334)
Income tax benefit	(16)	(62)	(29)	(125)

Net loss	$(28)	(104)	(49)	(209)

Loss per share, basic and diluted	$(.04)	(.15)	(.07)	(.30)

Weighted-average number of common shares outstanding	700,000	700,000	700,000	700,000

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2002
(In thousands)

				Accumulated
				Other
		Additional		Compre-	Total
	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2001	$7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	(49)	—	(49)
Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	(17)	(17)

Comprehensive income (loss) (unaudited)					(66)

Balance at June 30, 2002 (unaudited)	$7	6,394	(1,237)	90	5,254

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(49)	(209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	58	51
Provision for loan losses	82	82
Net amortization of loan fees, premiums and discounts	(15)	(3)
Credit for deferred income taxes	(29)	(125)
Gain on sale of securities available for sale	(35)	—
Decrease (increase) in accrued interest receivable	15	(52)
(Increase) decrease in other assets	(39)	23
Increase in accrued interest payable and other liabilities	14	30

Net cash provided by (used in) operating activities	2	(203)

Cash flows from investing activities:
Purchase of securities available for sale	(4,463)	(6,149)
Maturities and calls of securities available for sale	—	2,470
Repayment of securities available for sale	371	155
Proceeds from sale of securities available for sale	3,826	—
Purchase of Federal Home Loan Bank stock	(52)	(58)
Net increase in loans	(5,525)	(5,885)
Purchase of premises and equipment	(1)	(141)

Net cash used in investing activities	(5,844)	(9,608)

Cash flows from financing activities:
Net increase in deposits	9,166	10,220
Net increase in other borrowings	5	20

Net cash provided by financing activities	9,171	10,240

Net increase in cash and cash equivalents	3,329	429
Cash and cash equivalents at beginning of period	2,978	3,678

Cash and cash equivalents at end of period	$6,307	4,107

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$624	612

Income taxes	$—	—

Noncash transactions:
Transfer from loans to foreclosed real estate	$153	—

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(17)	26

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis of Presentation

     General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the three- and six- month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(2) Loan Impairment and Loan Losses

     There were no loans identified as impaired at June 30, 2002 or during the six months ended June 30, 2001. Information relating to the one loan identified as impaired during the three- and six-months ended June 30, 2002 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,

	2002	2002

Average net investment in impaired loan	$91	114

Interest income recognized on impaired loan	$—	—

Interest income received on impaired loan	$—	—

     The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance at beginning of period	$395	187	352	153
Provision charged to operations	39	48	82	82

Balance at end of period	$434	235	434	235

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3) Loss Per Share

     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4) Regulatory Capital

     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
		Requirement
		for Well-
		Capitalized
	Actual	Banks

Total capital to risk-weighted assets	12.40%	10.00%
Tier I capital to risk-weighted assets	11.27%	6.00%
Tier I capital to total assets — leverage ratio	8.77%	5.00%

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six- month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2002, the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2002 and 2001, the related condensed consolidated statement of changes in stockholders’ equity for the six- month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
July 12, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of June 30, 2002 and December 31, 2001

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

Liquidity and Capital Resources

     The Company’s primary sources of cash during the six months ended June 30, 2002 were from net deposit inflows of $9.2 million and proceeds from sale of securities of $3.8 million. Cash was used primarily to originate loans, net of principal repayments, totaling $5.5 million and to purchase securities of $4.5 million. At June 30, 2002, the Company had outstanding commitments to originate loans totaling $2.7 million. Management believes that the Company has adequate resources to fund all its commitments and that substantially all its existing commitments will be funded in 2002. At June 30, 2002, the Bank exceeded its regulatory liquidity requirements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

     The following rates are presented for the dates and periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2002	2001	2001

Average equity as a percentage of average assets	10.93%	15.91%	17.20%
Equity to total assets at end of period	10.32%	12.73%	15.29%
Return on average assets (1)	(0.20)%	(0.98)%	(1.31)%
Return on average equity (1)	(1.85)%	(6.44)%	(7.61)%
Noninterest expenses to average assets (1)	3.39%	3.94%	4.36%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.30%	—%	—%

(1)	Annualized for the six months ended June 30.

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

			Three Months Ended June 30,

		2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$33,782	581	6.88%	$17,163	359	8.37%
Securities	8,800	123	5.59	9,602	154	6.42
Other interest-earning assets (1)	3,430	13	1.52	5,680	60	4.23

Total interest-earning assets	46,012	717	6.23	32,445	573	7.06

Noninterest-earning assets	4,078			2,381

Total assets	$50,090			$34,826

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	23,313	133	2.28	12,961	121	3.73
Time deposits	17,390	182	4.19	13,435	210	6.25
Other interest-bearing liabilities (2)	1,020	3	1.18	1,000	9	3.60

Total interest-bearing liabilities	41,723	318	3.05	27,396	340	4.96

Noninterest-bearing liabilities	3,139			1,948
Stockholders’ equity	5,228			5,482

Total liabilities and stockholders’ equity	$50,090			$34,826

Net interest income		$399			$233

Interest-rate spread (3)			3.18%			2.10%

Net interest margin (4)			3.47%			2.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.18

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

			Six Months Ended June 30,

		2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$32,347	1,119	6.92%	$15,788	676	8.56%
Securities	8,360	239	5.72	8,053	262	6.51
Other interest-earning assets (1)	3,804	29	1.52	5,450	124	4.55

Total interest-earning assets	44,511	1,387	6.23	29,291	1,062	7.25

Noninterest-earning assets	3,857			2,652

Total assets	$48,368			$31,943

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	22,187	260	2.34	11,024	228	4.14
Time deposits	17,059	362	4.24	12,275	386	6.29
Other interest-bearing liabilities (2)	1,014	6	1.18	995	20	4.02

Total interest-bearing liabilities	40,260	628	3.12	24,294	634	5.22

Noninterest-bearing liabilities	2,821			2,155
Stockholders’ equity	5,287			5,494

Total liabilities and stockholders’ equity	$48,368			$31,943

Net interest income		$759			$428

Interest-rate spread (3)			3.11%			2.03%

Net interest margin (4)			3.41%			2.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.21

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

     General. Net loss for the three months ended June 30, 2002 was $28,000 or $.04 basic and diluted loss per share compared to a net loss of $104,000 or $.15 basic and diluted loss per share for the three months ended June 30, 2001. The decrease in the Company’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

     Interest Income and Expense. Interest income increased by $144,000, from $573,000 for the three months ended June 30, 2001 to $717,000 for the three months ended June 30, 2002. Interest income on loans increased $222,000 primarily due to an increase in the average loan portfolio balance from $17.2 million for the three months ended June 30, 2001 to $33.8 million for the comparable period in 2002 which was partially offset by a decrease in the weighted-average yield from 8.37% in 2001 to 6.88% in 2002. Interest on securities decreased $31,000 primarily due to a decrease in the average securities portfolio balance from $9.6 million in 2001 to $8.8 million in 2002 and a decrease in the weighted average yield from 6.42% in 2001 to 5.59% in 2002. Interest income on other interest-earning assets decreased $47,000 due to a decrease in the average balance of other interest-earning assets from $5.7 million in 2001 to $3.4 million in 2002 and a decrease in the weighted average yield from 4.23% in 2001 to 1.52% in 2002.

     Interest expense on interest-bearing deposits decreased to $315,000 for the three months ended June 30, 2002 from $331,000 for the three months ended June 30, 2001. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 5.02% in 2001 to 3.10% in 2002 which was partially offset by an increase in the average balance from $26.4 million in 2001 to $40.7 million in 2002.

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $39,000 for the three months ended June 30, 2002 compared to $48,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $434,000 at June 30, 2002 is adequate.

     Noninterest Income. Noninterest income increased $5,000 during the three month period ended June 30, 2002 compared to the same period in 2001 due an increase in service charges and fees due to the growth in deposit accounts.

     Noninterest Expenses. Noninterest expenses increased $58,000 during the three-month period ended June 30, 2002 compared to the same period in 2001. Noninterest expense increased primarily due to a increase in salaries and employee benefits due to the opening of a second banking office during the second quarter of 2001.

     Provision for Income Taxes. The income tax benefit for the three months ended June 30, 2002 was $16,000 (an effective rate of 36.4%) compared to $62,000 (an effective rate of 37.3%) for the comparable 2001 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

     General. Net loss for the six months ended June 30, 2002 was $49,000 or $.07 basic and diluted loss per share compared to a net loss of $209,000 or $.30 basic and diluted loss per share for the six months ended June 30, 2001. The decrease in the Company’s net loss was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Interest Income and Expense. Interest income increased by $325,000, from $1,062,000 for the six months ended June 30, 2001 to $1,387,000 for the six months ended June 30, 2002. Interest income on loans increased $443,000 primarily due to an increase in the average loan portfolio balance from $15.8 million for the six months ended June 30, 2001 to $32.3 million for the comparable period in 2002 which was partially offset by a decrease in the weighted-average yield from 8.56% in 2001 to 6.92% in 2002. Interest on securities decreased $23,000 primarily due to a decrease in the weighted average yield from 6.51% in 2001 to 5.72% in 2002 which was partially offset by an increase in the average securities portfolio balance from $8.1 million in 2001 to $8.4 million in 2002. Interest income on other interest-earning assets decreased $95,000 due to a decrease in the average balance of other interest-earning assets from $5.5 million in 2001 to $3.8 million in 2002 and a decrease in the weighted average yield from 4.55% in 2001 to 1.52% in 2002.

     Interest expense on interest-bearing deposits increased to $622,000 for the six months ended June 30, 2002 from $614,000 for the six months ended June 30, 2001. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $23.3 million in 2001 to $39.2 million in 2002 which was partially offset by a decrease in the weighted rate paid from 5.27% in 2001 to 3.17% in 2002.

     Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $82,000 for the six months ended June 30, 2002 and 2001. Management believes the balance in the allowance for loan losses of $434,000 at June 30, 2002 is adequate.

     Noninterest Income. Noninterest income increased $49,000 during the six month period ended June 30, 2002 compared to the same period in 2001 primarily due to gains recognized in 2002 on the sale of securities available for sale of $35,000.

     Noninterest Expenses. Noninterest expenses increased $124,000 during the six-month period ended June 30, 2002 compared to the same period in 2001. Noninterest expense increased primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

     Provision for Income Taxes. The income tax benefit for the six months ended June 30, 2002 was $29,000 (an effective rate of 37.2%) compared to $125,000 (an effective rate of 37.4%) for the comparable 2001 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

     The Company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company’s market risk exposure since December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceeding to which Suncoast Bancorp, Inc., or its subsidiary is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the “Annual Meeting”) of Suncoast Bancorp, Inc., was held on May 14, 2002, to consider the election of eight directors with terms expiring at the next Annual Meeting.

     At the Annual Meeting, 560,319 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	For	Against	Abstain

Larry Berberich	560,319	—	—

Henry E. Black, M.D.	560,319	—	—

H.R. Foxworthy	560,319	—	—

William F. Gnerre	560,319	—	—

James C. Rutledge	560,319	—	—

John T. Stafford	560,319	—	—

Stanley A. Williams	560,319	—	—

Roy A. Yahraus	560,319	—	—

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”)

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)  Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date: July 31, 2002	By: /s/ John T. Stafford

John T. Stafford, President and Chief Executive Officer

Date: July 31, 2002	By: /s/ John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)