Form 10QSB/A
period 2002-06-30
SUNCOAST BANCORP INC
filed 2002-08-07
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)

	June 30,	December 31,

Assets	2002	2001

	(unaudited)
Cash and due from banks	$1,905	1,804
Interest-bearing deposits with banks	9	1,023
Federal funds sold	4,393	151

Total cash and cash equivalents	6,307	2,978
Securities available for sale	8,749	8,466
Loans, net of allowance for loan losses of $434 in 2002 and $352 in 2001	33,891	28,586
Foreclosed real estate	153	—
Premises and equipment, net	494	551
Federal Reserve Bank stock, at cost	140	140
Federal Home Loan Bank stock, at cost	108	56
Accrued interest receivable	272	287
Deferred tax assets	688	658
Other assets	122	83

Total assets	$50,924	41,805

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	3,343	2,409
Savings and NOW deposits	3,770	3,276
Money-market deposits	19,093	14,970
Time deposits	18,364	14,749

Total deposits	44,570	35,404
Other borrowings	1,021	1,016
Other liabilities	79	65

Total liabilities	45,670	36,485

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	6,394	6,394
Accumulated deficit	(1,237)	(1,188)
Accumulated other comprehensive income	90	107

Total stockholders’ equity	5,254	5,320

Total liabilities and stockholders’ equity	$50,924	41,805

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

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2002
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2001	$7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	(49)	—	(49)
Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	(17)	(17)

Comprehensive income (loss) (unaudited)					(66)

Balance at June 30, 2002 (unaudited)	$7	6,394	(1,237)	90	5,254

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

		Regulatory
		Requirement
		for Well-
		Capitalized
	Actual	Banks

Total capital to risk-weighted assets	12.40%	10.00%
Tier I capital to risk-weighted assets	11.27%	6.00%
Tier I capital to total assets-leverage ratio	8.77%	5.00%

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

CERTIFICATION

Each of the undersigned do hereby certify, to such officer’s knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 6, 2002	By:	/s/ John T. Stafford John T. Stafford, President and Chief Executive Officer

Date: August 6, 2002	By:	/s/ John S. Wilks John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date: August 6, 2002	By: /s/ John T. Stafford John T. Stafford, President and Chief Executive Officer

Date: August 6, 2002	By: /s/ John S. Wilks John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)