Form 10QSB
period 2002-09-30
SUNCOAST BANCORP INC
filed 2002-11-05
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

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

YES   [X]       NO  [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares

(class)	Outstanding at October 9, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At September 30, 2002 (unaudited) and At December 31, 2001	2

Condensed Consolidated Statements of Operations - Three and Nine Months ended September 30, 2002 and 2001 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2002 and 2001 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-7

Review by Independent Certified Public Accountants	8

Report on Review by Independent Certified Public Accountants	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

CERTIFICATIONS	18-20

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share amounts)

	September 30,	December 31,

	2002	2001

	(unaudited)
Assets
Cash and due from banks	$2,622	$1,804
Interest-bearing deposits with banks	1,035	1,023
Federal funds sold	1,579	151

Total cash and cash equivalents	5,236	2,978
Securities available for sale	8,408	8,466
Loans, net of allowance for loan losses of $489 in 2002 and $352 in 2001	40,128	28,586
Foreclosed real estate	153	—
Premises and equipment, net	465	551
Federal Reserve Bank stock, at cost	140	140
Federal Home Loan Bank stock, at cost	133	56
Accrued interest receivable	212	287
Deferred tax assets	699	658
Other assets	114	83

Total assets	$55,688	$41,805

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	3,636	2,409
Savings and NOW deposits	4,084	3,276
Money-market deposits	21,813	14,970
Time deposits	19,789	14,749

Total deposits	49,322	35,404
Other borrowings	1,024	1,016

Other liabilities	106	65

Total liabilities	50,452	36,485

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	6,394	6,394
Accumulated deficit	(1,261)	(1,188)
Accumulated other comprehensive income	96	107

Total stockholders’ equity	5,236	5,320

Total liabilities and stockholders’ equity	$55,688	$41,805

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans	$640	$424	$1,759	$1,100
Securities	106	150	345	412
Other interest-earning assets	23	43	52	167

Total interest income	769	617	2,156	1,679

Interest expense:
Deposits	337	354	959	968
Other borrowings	3	6	9	26

Total interest expense	340	360	968	994

Net interest income	429	257	1,188	685
Provision for loan losses	55	52	137	134

Net interest income after provision for loan losses	374	205	1,051	551

Noninterest income:
Service charges and fees	21	13	51	29
Gain on sale of securities available for sale	—	—	35	—

Total noninterest income	21	13	86	29

Noninterest expense:
Salaries and employee benefits	226	153	669	518
Occupancy expense	85	83	238	221
Advertising	4	9	15	16
Stationery and supplies	16	14	51	42
Professional fees	26	23	82	69
Data processing	29	23	81	62
Other	48	38	118	111

Total noninterest expense	434	343	1,254	1,039

Loss before income tax benefit	(39)	(125)	(117)	(459)
Income tax benefit	(15)	(47)	(44)	(172)

Net loss	$(24)	$(78)	$(73)	$(287)

Loss per share, basic and diluted	$(.03)	$(.11)	$(.10)	$(.41)

Weighted-average number of common shares outstanding	700,000	700,000	700,000	700,000

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2002 and 2001
(In thousands)

				Accumulated
				Other
		Additional		Compre-	Total
	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2000	$7	$6,394	$(837)	$21	$5,585

Comprehensive income (loss):
Net loss (unaudited)	—	—	(287)	—	(287)
Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	112	112

Comprehensive income (loss) (unaudited)					(175)

Balance at September 30, 2001 (unaudited)	$7	$6,394	$(1,124)	$133	$5,410

Balance at December 31, 2001	7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	(73)	—	(73)
Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	(11)	(11)

Comprehensive income (loss) (unaudited)					(84)

Balance at September 30, 2002 (unaudited)	$7	$6,394	$(1,261)	$96	$5,236

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(73)	$(287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	88	79
Provision for loan losses	137	134
Net amortization of loan fees, premiums and discounts	(16)	2
Credit for deferred income taxes	(44)	(172)
Gain on sale of securities available for sale	(35)	—
Decrease (increase) in accrued interest receivable	75	(7)
Increase in other assets	(31)	(22)
Increase in other liabilities	41	63

Net cash provided by (used in) operating activities	142	(210)

Cash flows from investing activities:
Purchase of securities available for sale	(4,448)	(6,168)
Maturities and calls of securities available for sale	—	4,175
Repayment of securities available for sale	707	267
Proceeds from sale of securities available for sale	3,826	—
Net increase in loans	(11,816)	(11,450)
Purchase of premises and equipment	(2)	(141)
Purchase of Federal Home Loan Bank stock	(77)	(34)

Net cash used in investing activities	(11,810)	(13,351)

Cash flows from financing activities:
Net increase in deposits	13,918	14,728
Net increase in other borrowings	8	26

Net cash provided by financing activities	13,926	14,754

Net increase in cash and cash equivalents	2,258	1,193
Cash and cash equivalents at beginning of period	2,978	3,678

Cash and cash equivalents at end of period	$5,236	$4,871

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$959	$960

Income taxes	$—	$—

Noncash transactions:
Transfer of loans to foreclosed real estate	$153	$—

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(11)	$112

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  Description of Business and Basis of Presentation
General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

On August 20, 2002, the Bank filed an Application and Plan of Conversion with the Florida Department of Banking and Finance to convert the Bank from a national banking association to a Florida bank which also would be a member of the Federal Reserve System. The primary reason for the application to convert the Bank to a Florida bank is to afford the Bank the opportunity to utilize the lending limitations under Florida law, as opposed to the more reduced loan limitation requirements imposed under the national banking laws. In connection with the conversion process, and following the receipt of approval of the Bank’s application by the Florida Department of Banking and Finance, the Bank will file an application for approval of the conversion with the Federal Reserve Bank of Atlanta.

(2)  Loan Impairment and Loan Losses
There were no loans identified as impaired during the three months ended September 30, 2002 or during the nine months ended September 30, 2001. Information relating to the one loan identified as impaired during the nine-months ended September 30, 2002 was as follows (in thousands):

Nine Months Ended
September 30, 2002

Average net investment in impaired loan	$102

Interest income recognized on impaired loan	$—

Interest income received on impaired loan	$—

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)  Loan Impairment and Loan Losses, Continued
The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$434	235	352	153
Provision charged to operations	55	52	137	134

Balance at end of period	$489	287	489	287

(3)  Loss Per Share
Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)  Regulatory Capital
The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	11.00%	10.00%
Tier I capital to risk-weighted assets	9.88%	6.00%
Tier I capital to total assets — leverage ratio	8.23%	5.00%

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine- month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2002, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 9, 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of September 30, 2002 and December 31, 2001

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

On August 20, 2002, the Bank filed an Application and Plan of Conversion with the Florida Department of Banking and Finance to convert the Bank from a national banking association to a Florida bank which also would be a member of the Federal Reserve System. The primary reason for the application to convert the Bank to a Florida bank is to afford the Bank the opportunity to utilize the lending limitations under Florida law, as opposed to the more reduced loan limitation requirements imposed under the national banking laws. In connection with the conversion process, and following the receipt of approval of the Bank’s application by the Florida Department of Banking and Finance, the Bank will file an application for approval of the conversion with the Federal Reserve Bank of Atlanta.

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2002 were from net deposit inflows of $13.9 million and proceeds from the sale of securities available for sale of $3.8 million. Cash was used primarily to originate loans, net of principal repayments, totaling $11.8 million and to purchase securities of $4.4 million. At September 30, 2002, the Company had outstanding commitments to originate loans totaling $650,000. Management believes that the Company has adequate resources to fund all its commitments and that substantially all its existing commitments will be funded in 2002. At September 30, 2002, the Bank exceeded its regulatory liquidity requirements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

     The following rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2002	2001	2001

Average equity as a percentage of average assets	10.55%	15.91%	16.27%
Equity to total assets at end of period	9.40%	12.73%	13.56%
Return on average assets (1)	(.19)%	(0.98)%	(1.13)%
Return on average equity (1)	(1.84)%	(6.44)%	(6.97)%
Noninterest expenses to average assets (1)	3.34%	3.94%	4.10%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.27%	—%	—%

(1)	Annualized for the nine months ended September 30.

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

		Three Months Ended September 30,

		2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$37,127	$640	6.90%	$21,120	$424	8.03%
Securities	8,621	106	4.92	10,227	150	5.87
Other interest-earning assets (1)	3,675	23	2.50	4,571	43	3.76

Total interest-earning assets	49,423	769	6.22	35,918	617	6.87

Noninterest-earning assets	3,865			2,529

Total assets	$53,288			$38,447

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	24,117	140	2.32	15,034	133	3.54
Time deposits	19,292	197	4.08	15,139	221	5.84
Other interest-bearing liabilities (2)	1,023	3	1.17	1,010	6	2.38

Total interest-bearing liabilities	44,432	340	3.06	31,183	360	4.62

Noninterest-bearing liabilities	3,611			1,863
Stockholders’ equity	5,245			5,401

Total liabilities and stockholders’ equity	$53,288			$38,447

Net interest income		$429			$257

Interest-rate spread (3)			3.16%			2.25%

Net interest margin (4)			3.47%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.15

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

		Nine Months Ended September 30,

		2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$33,956	$1,759	6.91%	$17,585	$1,100	8.34%
Securities	8,446	345	5.45	8,785	412	6.25
Other interest-earning assets (1)	3,885	52	1.78	5,128	167	4.34

Total interest-earning assets	46,287	2,156	6.21	31,498	1,679	7.11

Noninterest-earning assets	3,739			2,255

Total assets	$50,026			$33,753

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	22,838	400	2.33	12,376	361	3.89
Time deposits	18,402	559	4.05	13,240	607	6.11
Other interest-bearing liabilities (2)	1,017	9	1.18	1,000	26	3.47

Total interest-bearing liabilities	42,257	968	3.05	26,616	994	4.98

Noninterest-bearing liabilities	2,491			1,644
Stockholders’ equity	5,278			5,493

Total liabilities and stockholders’ equity	$50,026			$33,753

Net interest income		$1,188			$685

Interest-rate spread (3)			3.16%			2.13%

Net interest margin (4)			3.42%			2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.18

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

General. Net loss for the three months ended September 30, 2002 was $24,000 or $.03 basic and diluted loss per share compared to a net loss of $78,000 or $.11 basic and diluted loss per share for the three months ended September 30, 2001. The decrease in the Company’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $152,000, from $617,000 for the three months ended September 30, 2001 to $769,000 for the three months ended September 30, 2002. Interest income on loans increased $216,000 primarily due to an increase in the average loan portfolio balance from $21.1 million for the three months ended September 30, 2001 to $37.1 million for the comparable period in 2002 which was partially offset by a decrease in the weighted-average yield from 8.03% in 2001 to 6.90% in 2002. Interest on securities decreased $44,000 primarily due to a decrease in the average securities portfolio balance from $10.2 million in 2001 to $8.6 million in 2002 and a decrease in the weighted average yield from 5.87% in 2001 to 4.92% in 2002. Interest income on other interest-earning assets decreased $20,000 due to a decrease in the average balance of other interest-earning assets from $4.6 million in 2001 to $3.7 million in 2002 and a decrease in the weighted average yield from 3.76% in 2001 to 2.50% in 2002.

Interest expense on interest-bearing deposits decreased to $337,000 for the three months ended September 30, 2002 from $354,000 for the three months ended September 30, 2001. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 4.69% in 2001 to 3.11% in 2002 which was partially offset by an increase in the average balance from $30.2 million in 2001 to $43.4 million in 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $55,000 for the three months ended September 30, 2002 compared to $52,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $489,000 at September 30, 2002 is adequate.

Noninterest Income. Noninterest income increased $8,000 during the three month period ended September 30, 2002 compared to the same period in 2001 due an increase in service charges and fees due to the growth in deposit accounts.

Noninterest Expenses. Noninterest expenses increased $91,000 during the three-month period ended September 30, 2002 compared to the same period in 2001. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the opening of a second banking office during the second quarter of 2001.

Income Taxes. The income tax benefit for the three months ended September 30, 2002 was $15,000 (an effective rate of 38.5%) compared to $47,000 (an effective rate of 37.6%) for the comparable 2001 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

General. Net loss for the nine months ended September 30, 2002 was $73,000 or $.10 basic and diluted loss per share compared to a net loss of $287,000 or $.41 basic and diluted loss per share for the nine months ended September 30, 2001. The decrease in the Company’s net loss was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $477,000, from $1,679,000 for the nine months ended September 30, 2001 to $2,156,000 for the nine months ended September 30, 2002. Interest income on loans increased $659,000 primarily due to an increase in the average loan portfolio balance from $17.6 million for the nine months ended September 30, 2001 to $34.0 million for the comparable period in 2002 which was partially offset by a decrease in the weighted-average yield from 8.34% in 2001 to 6.91% in 2002. Interest on securities decreased $67,000 primarily due to a decrease in the weighted average yield from 6.25% in 2001 to 5.45% in 2002 and a decrease in the average securities portfolio balance from $8.8 million in 2001 to $8.4 million in 2002. Interest income on other interest-earning assets decreased $115,000 due to a decrease in the average balance of other interest-earning assets from $5.1 million in 2001 to $3.9 million in 2002 and a decrease in the weighted average yield from 4.34% in 2001 to 1.78% in 2002.

Interest expense on interest-bearing deposits decreased to $959,000 for the nine months ended September 30, 2002 from $968,000 for the nine months ended September 30, 2001. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 5.04% in 2001 to 3.10% in 2002 which was partially offset by an increase in the average balance from $25.6 million in 2001 to $41.2 million in 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision was $137,000 and $134,000 for the nine months ended September 30, 2002 and 2001, respectively. Management believes the balance in the allowance for loan losses of $489,000 at September 30, 2002 is adequate.

Noninterest Income. Noninterest income increased $57,000 during the nine month period ended September 30, 2002 compared to the same period in 2001 primarily due to gains recognized in 2002 on the sale of securities available for sale of $35,000 and an increase in service charges and fees due to the growth in deposit accounts.

Noninterest Expenses. Noninterest expenses increased $215,000 during the nine-month period ended September 30, 2002 compared to the same period in 2001. Noninterest expense increased primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001. In addition, there has been an increase in all noninterest expenses due to the overall growth of the Company.

Income Taxes. The income tax benefit for the nine months ended September 30, 2002 was $44,000 (an effective rate of 37.6%) compared to $172,000 (an effective rate of 37.5%) for the comparable 2001 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Suncoast Bancorp, Inc., or its subsidiary is a party or to which any of their property is subject.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”). 3.2 Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement). 4.1 Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999)

99.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

99.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2002.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date: November 5, 2002	By:	/s/John T. Stafford

John T. Stafford, President and Chief Executive Officer

Date: November 5, 2002	By:	/s/John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, John T. Stafford, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of SunCoast Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ John T. Stafford

John T. Stafford, President and Chief Executive Officer

                             I, John S. Wilks, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of SunCoast Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer