Form 10KSB
period 2002-12-31
SUNCOAST BANCORP INC
filed 2003-03-21
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-70231

SUNCOAST BANCORP, INC.
(Name of Small Business Issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0827141 (I.R.S. Employer Identification No.)

8592 Potter Park Drive, Suite 200, Sarasota, Florida (Address of principal executive offices)	34238 (Zip Code)

Issuer’s telephone number, including area code: (941) 923-0500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer’s revenues for its most recent fiscal year was $3,117,000.

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ]    NO [X]

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (471,855 shares) on February 28, 2003, was approximately $3,878,648.10. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $8.22 per share on February 24, 2003. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of February 28, 2003, there were issued and outstanding 700,000 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2003 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12 of this Annual Report on Form 10-KSB.

PART I

Item 1. Business

General

     Suncoast Bancorp, Inc. (“Suncoast”) was incorporated under the laws of the State of Florida on April 1, 1998. Suncoast is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Suncoast National Bank. The Bank commenced operations on September 7, 1999 as a national banking association. On January 1, 2003, the Bank converted its charter to a Florida state bank and changed its name to Suncoast Bank.

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

     As is the case with banking institutions generally, Suncoast’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Suncoast faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Special Note Regarding Forward-Looking Statements

     This Annual Report contains certain forward-looking statements which represent Suncoast’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and Suncoast’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond Suncoast’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

Critical Accounting Policies

     Suncoast’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, Suncoast must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

     A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

     The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that Suncoast believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to its service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from Suncoast’s estimates.

     The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Lending Activities

     Suncoast offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Suncoast’s market area. Suncoast’s consolidated net loans at December 31, 2002 and 2001 were $40.5 million, or 66.4% and $28.6 million or 68.4%, respectively, of total Suncoast consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Suncoast has no foreign loans or loans for highly leveraged transactions.

     Suncoast’s loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of Suncoast’s loans are made on a secured basis. As of December 31, 2002, approximately 28.9% of Suncoast’s consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 35.3% at December 31, 2001.

     Suncoast’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     Suncoast’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 61.9% of Suncoast’s total loan portfolio as of December 31, 2002, compared to 54.9% at December 31, 2001.

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

Deposit Activities

     Deposits are the major source of Suncoast’s funds for lending and other investment activities. Suncoast considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 67.1% and 58.3% of Suncoast’s consolidated total deposits at December 31, 2002 and 2001, respectively. Approximately 32.9% of Suncoast’s consolidated deposits at December 31, 2002 were certificates of deposit compared to 41.7% at December 31, 2001. Generally, Suncoast attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 10.0% and 18.7% of Suncoast’s consolidated total deposits at December 31, 2002 and 2001, respectively. The majority of the deposits of Suncoast are generated from Sarasota County. Suncoast does not currently accept brokered deposits. For additional information regarding Suncoast’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investments

     Suncoast invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities and federal funds sold. Suncoast’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to Suncoast’s investment portfolio, Suncoast’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. In addition to the investment portfolio, Suncoast may invest in federal funds sold. Federal funds sold is the excess cash Suncoast has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting Suncoast and Suncoast Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Suncoast and Suncoast Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

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

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Sarbanes Act and corresponding regulations may increase Suncoast’s expenses.

     Bank Regulation. Commencing January 1, 2003, Suncoast Bank is chartered under the laws of the State of Florida, and its deposits are insured by the Federal Deposition Insurance Corporation (“FDIC”) to the extent provided by law. Suncoast Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Department of Financial Services (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Suncoast Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of Suncoast to pay dividends. The FDIC and the Florida Department also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Suncoast Bank to pay dividends to Suncoast, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk_based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2002, Suncoast Bank’s Tier 1 and total risk-based capital ratios were 9.33% and 10.44%, respectively, and Suncoast’s Tier 1 and total risk-based capital ratios were 9.50% and 10.61%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2002, Suncoast’s and Suncoast Bank’s leverage ratios were 7.63% and 7.77%, respectively.

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

     The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

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

     The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

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

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     In connection with its conversion to a state bank on January 1, 2003, Suncoast Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, Suncoast Bank also agreed that it will raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003.

     As of December 31, 2002, Suncoast and Suncoast Bank met the capital requirements of a “well capitalized” institution.

     The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, Suncoast’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

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

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Suncoast Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida Department. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida Department for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Suncoast may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present. Florida law also contains comparable provisions requiring persons to obtain Florida Department approval prior to acquiring indirect control of the state bank through the acquisition of control of its bank holding company.

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

     Effect of Governmental Policies. The earnings and businesses of Suncoast and Suncoast Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal

Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

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

Employees

     As of December 31, 2002, Suncoast and Suncoast Bank collectively had seventeen full-time employees (including executive officers) and four part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and Suncoast Bank consider relations with employees to be good.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of Suncoast’s business activities.

Item 2. Properties

     The main office of Suncoast and Suncoast Bank is located at 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238, in a one-story building of approximately 4,000 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2014.

     Suncoast’s branch office is located at 5292 17th Street, Sarasota, Florida 34235 in a one-story building of approximately 1,992 square feet, which is leased by the Bank for a term which with renewal options expires in 2016.

Item 3. Legal Proceedings

     Suncoast and Suncoast Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against Suncoast or Suncoast Bank which, if determined adversely, would have a material adverse effect on Suncoast’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The shares of Suncoast Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast Common Stock. Management of Suncoast is aware of certain transactions in its shares that have occurred since January 1, 2000 (the day that the shares of Suncoast Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast Common Stock that occurred in transactions known to Suncoast management during 2002 and 2001:

	2002			2001

	High	Low	Shares	High	Low	Shares

1st Quarter	$9.00	$7.75	11,800	$8.62	$6.00	2,600
2nd Quarter	8.10	7.80	6,700	8.50	7.00	3,600
3rd Quarter	8.40	8.35	5,400	8.00	7.00	1,700
4th Quarter	8.74	8.05	6,000	9.50	7.65	3,700

     Suncoast had approximately 262 shareholders of record as of December 31, 2002.

Dividends

     Suncoast has not paid any cash dividends in the past. Suncoast intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Suncoast Common Stock. If at any time Suncoast’s Board determines to pay dividends on the Suncoast Common Stock, the timing and the extent to which dividends are paid by Suncoast will be determined by such Board in light of then-existing circumstances, including Suncoast’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Suncoast will be dividends received from Suncoast Bank. Payments by Suncoast Bank to Suncoast are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Suncoast Bank to pay dividends to Suncoast. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

     Florida law applicable to companies (including Suncoast) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31

	2002	2001

Interest income	$3,004	$2,342
Interest expense	1,304	1,333

Net interest income before provision for loan losses	1,700	1,009
Provision for loan losses	166	199

Net interest income after provision for loan losses	1,534	810
Noninterest income	113	43
Noninterest expenses	1,704	1,415

Loss before income taxes	(57)	(562)
Income tax benefit	(21)	(211)

Net loss	$(36)	$(351)

Per share data:
Basic and diluted loss per share	$(.05)	$(.50)
Cash dividends declared	$-0-	$-0-
Book value at end of period	$7.51	$7.60
Common shares outstanding at end of period	700,000	700,000
Weighted average common shares outstanding during period	700,000	700,000
Total assets at end of period	$60,996	$41,805
Cash and cash equivalents	$9,983	$2,978
Investment securities	$8,692	$8,466
Loans, net	$40,457	$28,586
Deposits	$54,634	$35,404
Other borrowings	$1,026	$1,016
Stockholders’ equity	$5,257	$5,320
Total loans before allowance for loan losses	$40,975	$28,938
Allowance for loan losses	$518	$352
Nonperforming loans	$-0-	$-0-
Allowance for loan losses as a percentage of period-end total loans	1.26%	1.22%
Allowance for loan losses as a percentage of nonperforming loans	-0-%	-0-%
Total nonperforming loans as a percentage of total loans	-0-%	-0-%
Total nonperforming loans as a percentage of total assets	-0-%	-0-%
Total nonperforming loans and real estate owned as a percentage of total assets	0.25%	-0-%

General

     Suncoast’s principal asset is its ownership of Suncoast Bank. Accordingly, Suncoast’s results of operations are primarily dependent upon the results of operations of Suncoast Bank. Suncoast conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Liquidity and Capital Resources

     Suncoast Bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $42.1 million. Where net transaction deposit accounts exceed $42.1 million, the reserve requirements are $1,083,000 plus 10% of the amount over $42.1 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2002 and 2001, Suncoast Bank had liquidity ratios of 33% and 30%, respectively.

     Suncoast’s principal sources of funds are those generated by Suncoast Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from maturities of investment securities.

     Suncoast uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2002 and 2001, Suncoast had commitments to originate loans totaling $3.8 million and $1.9 million, respectively, and unused lines of credit totaling $9.7 million and $7.4 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2002 and 2001 totaled $11.1 million and $11.5 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, Suncoast Bank and Suncoast are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

     In connection with its conversion to a state bank on January 1, 2003, Suncoast Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, Suncoast Bank also agreed that it will raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003.

     The following table summarizes the regulatory capital levels and ratios for Suncoast Bank and Suncoast:

	Actual Ratios

	Suncoast		Regulatory
	Bank	Suncoast	Requirement

At December 31, 2002
Total capital to risk-weighted assets	10.44%	10.61%	8.00%
Tier I capital to risk-weighted assets	9.33%	9.50%	4.00%
Tier I capital to average assets - leverage assets	7.63%	7.77%	4.00%

At December 31, 2001
Total capital to risk-weighted assets	15.00%	15.38%	8.00%
Tier I capital to risk-weighted assets	13.88%	14.26%	4.00%
Tier I capital to average assets - leverage assets	10.58%	10.88%	4.00%

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

     Net interest income before provision for loan losses was approximately $1,700,000 for the year ended December 31, 2002, compared to $1,009,000 for 2001.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31

	2002	2001

Average equity as a percentage of average assets	10.16%	15.19%
Equity to total assets at end of period	8.62%	12.73%
Return on average assets	(0.07)%	(0.98)%
Return on average equity	(0.68)%	(6.44)%
Noninterest expense to average assets	3.28%	3.94%

     The rates and yields at the dates indicated were as follows:

	For the Years ended December 31

	2002	2001

Loans	6.91%	8.05%
Investment securities	5.65%	6.32%
Other interest-earning assets	1.39%	3.77%
All interest-earning assets	6.23%	6.99%
Money market deposits	2.46%	3.90%
Savings and NOW accounts	1.27%	1.74%
Time deposits	4.11%	5.86%
All interest-bearing liabilities	3.00%	4.66%
Interest-rate spread	3.23%	2.33%

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

	Year Ended December 31, 2002			Year Ended December 31, 2001

	Average	Interest and	Average	Average	Interest and	Average
	Balance	Dividends	Yield/Rate	Balance	Dividends	Yield/Rate

	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$35,553	$2,458	6.91%	$20,018	$1,611	8.05%
Securities	8,683	491	5.65%	8,738	552	6.32%
Other interest-earning assets (1)	3,951	55	1.39%	4,746	179	3.77%

Total interest-earning assets	$48,187	$3,004	6.23%	$33,502	$2,342	6.99%

Noninterest-earning assets	3,843			2,398

Total assets	$52,030			$35,900

Interest-bearing liabilities:
Money market deposits	20,480	503	2.46%	11,387	444	3.90%
Savings and NOW deposits	3,943	50	1.27%	2,295	40	1.74%
Time deposits	18,011	740	4.11%	13,949	817	5.86%
Other	1,021	11	1.08%	1,004	32	3.19%

Total interest-bearing liabilities	$43,455	$1,304	3.00%	$28,635	$1,333	4.66%

Noninterest-bearing liabilities	3,286			1,812
Stockholders’ equity	5,289			5,453

Total liabilities and stockholders’ equity	$52,030			$35,900

Net interest income before provisions for loan losses		$1,700			$1,009

Interest-rate spread (2)			3.23%			2.33%

Net Interest margin (3)			3.53%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.17

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of Years Ended December 31, 2002 and 2001

General

     Net loss for the year ended December 31, 2002 was $36,000 or $0.05 basic and diluted loss per share compared to a net loss of $351,000 or $.50 basic and diluted loss per share for the comparable period in 2001. The decrease in Suncoast’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

     Interest income increased to $3.0 million for the year ended December 31, 2002 from $2.3 million for the year ended December 31, 2001. Interest income on loans increased to $2.5 million primarily due to an increase in the average loan portfolio balance from $20.0 million for the year ended December 31, 2001 to $35.6 million for 2002 which was partially offset by a decrease in the average yield from 8.05% to 6.91%. Interest income on securities decreased to $491,000 in 2002 from $552,000 in 2001 primarily due to a decrease in the average yield from 6.32% to 5.65%.

     Interest income on other interest-earning assets decreased to $55,000 in 2002 from $179,000 in 2001 primarily due to a decrease in the average balance to $4.0 million in 2002 from $4.7 million in 2001 and a decrease in the average yield to 1.39% in 2002 from 3.77% in 2001.

     Interest expense on deposits was $1.3 million for both the year ended December 31, 2002 and 2001. Interest expense on deposits remained the same due to an increase in average interest-bearing deposits from $27.6 million in 2001 to $42.4 million in 2002 which was offset by a decrease in the average rate paid from 4.71% in 2001 to 3.05% in 2002.

Provision for Loan Losses

     The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Suncoast, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Suncoast’s market areas, and other factors related to the collectibility of Suncoast’s loan portfolio. Suncoast recorded a provision for loan losses for the year ended December 31, 2002 of $166,000 compared to $199,000 in 2001. The allowance for loan losses was $518,000 at December 31, 2002. Management believes the allowance was adequate at December 31, 2002.

Noninterest Income

     Noninterest income increased to $113,000 for the year ended December 31, 2002 compared to $43,000 for the year ended December 31, 2001. The increase was primarily due to a $39,000 gain on sale of securities available-for-sale in 2002.

Noninterest Expense

     Noninterest expense was $1.7 million for the year ended December 31, 2002 compared to $1.4 million for the year ended December 31, 2001. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the opening of a second banking office during the second quarter of 2001.

Income Tax Benefit

     The income tax benefit for the year ended December 31, 2002 was approximately $21,000 (an effective rate of 37.5%) compared to approximately $211,000 for 2001 (an effective rate of 37.5%) for the 2001 period.

Asset/Liability Management

     A principal objective of Suncoast’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the ALCO Committee can estimate the net earnings effect of various interest rate scenarios.

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

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast’s cumulative one-year gap at December 31, 2002, was a negative (38.9)% of total assets.

     Principal among Suncoast’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast’s net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast’s demand, money market, and NOW deposit accounts approximated 67.1% and 58.3% of total deposits at December 31, 2002 and 2001, respectively. These accounts bore a weighted average cost of deposits of 2.26% and 2.31% during the years ended December 31, 2002 and 2001, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast’s total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2002 and 2001, approximately 16.4% and 7.1%, respectively, of Suncoast’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2002 and 2001, Suncoast’s liquidity ratio was approximately 33% and 30%, respectively. Suncoast also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to Suncoast’s interest-earning assets and interest-bearing liabilities at December 31, 2002 that are estimated to mature or are scheduled to reprice within the period shown:

	Under	3 to 12		Over
	3 Months	Months	1-5 Years	5 Years	Totals

	(dollars in thousands)

Interest bearing deposits with banks	$1,038	$—	$—	$—	$1,038
Federal funds sold	5,699	—	—	—	5,699
Loans (1)	10,526	2,094	26,746	1,532	40,898
Securities (2)	243	—	1,844	6,848	8,935

Total rate-sensitive assets (earning assets)	$17,506	$2,094	$28,590	$8,380	$56,570

Money market (2)	$25,009	$—	$—	$—	$25,009
Savings and NOW deposits (2)	4,446	—	—	—	4,446
Certificates of deposit (2)	3,019	8,118	6,855	—	17,992
Other borrowings	1,026	—	—	—	1,026

Total rate-sensitive liabilities	$33,500	$8,118	$6,855	$—	$48,473

Gap (repricing differences)	$(15,994)	$(6,024)	$21,735	$8,380	$8,097

Cumulative Gap	$(15,994)	$(22,018)	$(283)	$8,097	$8,097

Cumulative GAP/total assets	(26.2)%	(36.1)%	(0.5)%	13.3%

Cumulative GAP/total earning assets	(28.3)%	(38.9)%	(0.5)%	14.3%

Total Assets					$60,996

Total earning assets					$56,570

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over five years. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to

			Rate/
	Rate	Volume	Volume	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$(227)	1,250	(176)	847
Investment securities	(58)	(3)	(0)	(61)
Other interest-earning assets	(113)	(30)	19	(124)

Total	(398)	1,217	(157)	662

Interest-bearing liabilities:
Deposits:
Money market deposits	(164)	354	(131)	59
Savings and NOW deposits	(11)	29	(8)	10
Time deposits	(244)	238	(71)	(77)
Other	(21)	1	(1)	(21)

Total	(440)	622	(211)	(29)

Net change in net interest income	$42	595	54	691

Financial Condition

Lending Activities

     A significant source of income for Suncoast is the interest earned on loans. At December 31, 2002, Suncoast’s total assets were $61.0 million and its net loans were $40.5 million or 66.4% of total assets. At December 31, 2001, Suncoast’s total assets were $41.8 million and its net loans were $28.6 million or 68.4% of total assets.

     Suncoast Bank’s primary market area consists of Sarasota County, Florida. Sarasota County is located on the Southwest coast of Florida. Sarasota County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Access to the area is by Interstate 75 and U.S. 41. Air service is through the Sarasota/Bradenton International Airport and the Tampa International Airport, both less than an hour’s drive from the area. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

     There is no assurance that the Bank’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on Suncoast.

     Lending activities are conducted pursuant to a written policy which has been adopted by Suncoast. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Suncoast Bank.

     The following table sets forth information concerning Suncoast’s loan portfolio by type of loan at the dates indicated:

	At December 31

	2002		2001

	Amount	% of Total	Amount	% of Total

	(dollars in thousands)

Commercial	$2,865	7.0%	$2,692	9.3%
Commercial real estate	22,473	54.9%	13,163	45.6%
Residential real estate	11,804	28.9%	10,177	35.3%
Consumer	3,756	9.2%	2,826	9.8%

Total loans	$40,898	100.0%	$28,858	100.0%

Plus: Net deferred Costs	77		80

Less: Allowance for loan losses	(518)		(352)

Loans, net	$40,457		$28,586

     The following table reflects the contractual principal repayments by period of Suncoast’s loan portfolio at December 31, 2002:

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

	(dollars in thousands)

Commercial	$1,188	$1,421	$256	$2,865
Commercial real estate	3,668	18,165	640	22,473
Residential real estate	5,385	5,966	453	11,804
Consumer	2,379	753	624	3,756

Total loans	$12,620	$26,305	$1,973	$40,898

Loans with maturities over one year:
Fixed rate			$4,948
Variable rate				23,330

Total maturities greater than one year				$28,278

     The following table sets forth total loans originated and repaid during the periods indicated:

	Year Ended December 31

	(dollars in thousands)
	2002	2001

Originations:
Residential mortgage loans	$3,491	$2,163
Consumer	617	2,050
Commercial loans	633	3,271
Commercial real estate	13,470	6,241

Total loans originated	18,211	13,725
Net change in home equity line and construction loans	4,627	2,304
Less principal reductions	(10,798)	(633)

Increase in total loans	$12,040	$15,396

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2002 and 2001, approximately 83.8% and 80.9%, respectively, of the total loan portfolio was collateralized by real estate of which 54.9% and 45.6% of the total loan portfolio was secured by commercial real estate as of December 31, 2002 and 2001, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2002 the Bank had $153,000 of nonperforming assets. At December 31 2001, the Bank had no nonperforming assets.

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

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2002:

Commercial	7.0%
Commercial real estate	54.9%
Residential real estate	28.9%
Consumer	9.2%

100.0%

     The Loan Committee of the Board of Directors of Suncoast Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of Suncoast has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

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

     Real estate acquired by Suncoast as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to foreclosed real estate. Further allowances for losses in foreclosed real estate are recorded at the time management believes additional deterioration in value has occurred.

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

     At December 31, 2002, no loans were considered by management to be impaired or in-substance foreclosed.

     There were no nonaccrual loans or loans over 90 days delinquent at December 31, 2002 and 2001. Foreclosed real estate owned at December 31, 2002 was approximately $153,000. There was no foreclosed real estate at December 31, 2001.

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

     Management continues to actively monitor Suncoast’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast’s allowance for loan losses at December 31, 2002 and 2001 was approximately $518,000 and $352,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2002.

     The following table sets forth information with respect to activity in Suncoast’s allowance for loan losses during the periods indicated:

	For the Year Ended December 31

	(dollars in thousands)
	2002	2001

Allowance at beginning of period	$352	$153

Charge-offs:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total charge-offs	-0-	-0-

Recoveries:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total recoveries	-0-	-0-

Provision for loan losses charged to operations	166	199

Allowance at end of period	$518	$352

Ratio of net charges-offs during the period to average loans outstanding during the period	0%	0%

Allowance for loan losses as a percentage of nonperforming loans	0%	0%

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

	At December 31

	2002		2001

		% of Loans to		% of Loans to
	Amount	Total Loans	Amount	Total Loans

	(dollars in thousands)

Commercial	$36	7.0%	$32	9.3%
Commercial real estate	284	54.9%	160	45.6%
Residential real estate	150	28.9%	125	35.3%
Consumer	48	9.2%	35	9.8%

Total allowance for loan losses	$518	100.0%	$352	100.0%

     The allowance for loan losses represented 1.26% of the total loans outstanding as of December 31, 2002, compared with 1.22% of the total loans outstanding as of December 31, 2001.

Investment Securities

     Suncoast’s investment securities portfolio at December 31, 2002 and 2001, consisted of United States Government agency obligations and mortgage-backed securities. The following table sets forth the current value of Suncoast’s investment portfolio at the dates indicated:

	At December 31

	(dollars in thousands)
	2002	2001

Investment securities:
Available-for-sale:
U.S. Government agency obligations	$2,880	$6,180
Mortgage-backed securities	5,812	2,286

Total	$8,692	$8,466

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(dollars in thousands)
December 31, 2002:
U.S. Government agency securities	$-0-	0%	$1,844	6.29%	$1,036	6.25%	$-0-	0%	$2,880	6.27%
Mortgage-backed securities	—	—	—	—	—	—	—	—	5,812	5.49%

	$-0-	0%	$1,844	6.29%	$1,036	6.25%	$-0-	0%	$8,692	5.75%

December 31, 2001:
U.S. Government agency securities	$0	0%	$4,901	6.40%	$1,279	6.00%	$0	0%	$6,180	6.32%
Mortgage-backed securities	—	—	—	—	—	—	—	—	2,286	5.95%

	$0	0%	$4,901	6.40%	$1,279	6.00%	$0	0.0%	$8,466	6.22%

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

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business — Supervision and Regulation — Capital Requirements.” As of December 31, 2002, Suncoast Bank met the definition of a “well capitalized” depository institution.

     The following table shows the distribution of, and certain other information relating to, Suncoast’s deposit accounts by type:

	December 31

	2002		2001

		% of		% of
	Amount	Deposit	Amount	Deposit

	(dollars in thousands)

Noninterest-bearing demand deposits	$7,187	13.2%	$2,409	6.8%
Savings and NOW deposits	4,446	8.1%	3,276	9.2%
Money market deposits	25,009	45.8%	14,970	42.3%

Subtotal	36,642	67.1%	20,655	58.3%

Certificates of deposit:
2.00% - 2.99%	4,059	7.4%	1,662	4.7%
3.00% - 3.99%	7,708	14.1%	2,793	7.9%
4.00% - 4.99%	1,779	3.3%	4,794	13.5%
5.00% - 5.99%	3,119	5.7%	1,935	5.5%
6.00% - 6.99%	1,322	2.4%	3,558	10.1%
7.00% - 7.99%	5	-0-%	7	-0-%

Total certificates of deposit (1)	17,992	32.9%	14,749	41.7%

Total deposits	$54,634	100.0%	$35,404	100.0%

(1)	There were individual retirement accounts (“IRAs”) at December 31, 2002 of approximately $1,104,000. There were approximately $773,000 of IRA accounts at December 31, 2001.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31

	2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate

	(dollars in thousands)

Money market deposits	$20,480	2.46%	$11,387	3.90%
Savings and NOW deposits	3,943	1.27%	2,295	1.74%
Time deposits	18,011	4.11%	13,949	5.86%

Total deposits	$42,434	3.05%	$27,631	4.71%

     Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast’s depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. As shown in the tables below, a significant amount of Suncoast’s certificates of deposit will mature during the year ending December 31, 2002. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast’s certificates of deposit during the year ending December 31, 2002, will have a material adverse effect on Suncoast’s liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast’s net earnings.

     The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2002 which mature during the period indicated:

	Due	Due	Due	Due
	Under Three	3 Months to	1 Year to	Over
	Months	12 Months	3 Years	3 Years	Total

	(dollars in thousands)
At December 31, 2002:
2.00% - 2.99%	$3,019	1,040	—	—	$4,059
3.00% - 3.99%	—	7,078	630	—	7,708
4.00% - 4.99%	—	—	1,574	205	1,779
5.00% - 5.99%	—	—	—	3,119	3,119
6.00% - 6.99%	—	—	—	1,322	1,322
7.00% - 7.99%	—	—	—	5	5

Total certificates of deposit	$3,019	$8,118	$2,204	$4,651	$17,992

Jumbo certificates ($100,000 and over) mature as follows:

	At December 31

	(dollars in thousands)
	2002	2001

Due in three months or less	$587	$1,128
Due from three months to one year	3,045	4,270
Due from twelve months to five years	1,837	1,231

	$5,469	$6,629

     The following table sets forth the net deposit flows of Suncoast during the year indicated:

	For the Year Ended December 31

	(dollars in thousands)
	2002	2001

Net increase before interest credited	$20,368	$17,872
Net interest credited	(1,138)	(1,100)

Net deposit increase	$19,230	$16,772

Impact of Inflation and Changing Prices

     The financial statements and related financial data concerning Suncoast presented in this Proxy Statement have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Suncoast is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

     The financial statements of Suncoast as of and for the years ended December 31, 2002 and 2001 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May      , 2003, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, Suncoast believes that, during 2002, all filing requirements applicable to reporting persons were met.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

     Suncoast has only two compensation plans under which shares of its Common Stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by Suncoast shareholders. The following sets forth certain information regarding those two plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights (a)	and rights (b)	(a)) (b)

Equity compensation plans approved by security holders	70,000	$10.00	—

Equity compensation plans not approved by security holders	—	—	—

Total	70,000	$10.00	—

Item 12. Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement No. 333-70231 (the “Registration Statement”))

3.2	-	Bylaws of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement) *

10.2	-	Suncoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.3	-	Suncoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.4	-	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 2001)

13.1	-	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

21.1	-	List of Subsidiaries of Suncoast Bancorp, Inc.

23.1	-	Consent of Hacker, Johnson, & Smith, P.A.

99.1	-	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.2	-	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

     No Current Reports on Form 8-K were filed by Suncoast during the last fiscal quarter covered by this report.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 20th day of March, 2003.

SUNCOAST BANCORP, INC.

/s/ John T. Stafford

President and Chief Executive Officer

/s/ John S. Wilks

Chief Financial Officer
(Principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 2003.

Signature	Title

/s/ Larry Berberich Larry Berberich	Director

/s/ Henry E. Black, M.D. Henry E. Black, M.D.	Director

/s/ H. R. Foxworthy H. R. Foxworthy	Chairman of the Board; Director

/s/ William F. Gnerre William F. Gnerre	Executive Vice President, Secretary and Director

/s/ James C. Rutledge James C. Rutledge	Director

/s/ John T. Stafford John T. Stafford	President and Chief Executive Officer and Director

/s/ Stanley A. Williams Stanley A. Williams	Director

/s/ Roy A. Yahraus Roy A. Yahraus	Director

CERTIFICATIONS

I, John T. Stafford, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Suncoast Bancorp, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ John T. Stafford

John T. Stafford, President and Chief Executive Officer

I, John S. Wilks, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Suncoast Bancorp, Inc.

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ John S. Wilks

John S. Wilks, Senior Vice President and Chief Financial Officer

Suncoast Bancorp, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2002

EXHIBIT INDEX

Exhibit
No.	Exhibit

13.1	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

21.1	Subsidiaries of the Registrant

23.1	Consent of Hacker, Johnson, & Smith, P.A.

99.1	Certification of President and Chief Executive Officer

99.2	Certification of Chief Financial Officer