Form 10QSB
period 2003-03-31
SUNCOAST BANCORP INC
filed 2003-05-09
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES   ☒    NO   ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares

(class)	Outstanding at April 16, 2003

Transitional Small Business Format (Check One): YES   ☐    NO   ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets - At March 31, 2003 (unaudited) and At December 31, 2002	2
Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-8
Review by Independent Certified Public Accountants	9
Independent Accountants’ Report	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17
CERTIFICATIONS	17-19

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$3,411	3,246
Interest-bearing deposits with banks	1,030	1,038
Federal funds sold	4,458	5,699

Total cash and cash equivalents	8,899	9,983
Securities available for sale	8,014	8,692
Loans, net of allowance for loan losses of $539 in 2003 and $518 in 2002	43,488	40,457
Premises and equipment, net	413	438
Federal Reserve Bank stock, at cost	134	134
Federal Home Loan Bank stock, at cost	177	109
Accrued interest receivable	208	229
Foreclosed real estate	136	153
Deferred tax assets	708	686
Other assets	80	115

Total assets	$62,257	60,996

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	5,471	7,187
Savings and NOW deposits	5,321	4,446
Money-market deposits	27,539	25,009
Time deposits	17,591	17,992

Total deposits	55,922	54,634
Other borrowings	1,028	1,026
Other liabilities	86	79

Total liabilities	57,036	55,739

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	6,394	6,394
Accumulated deficit	(1,230)	(1,224)
Accumulated other comprehensive income	50	80

Total stockholders’ equity	5,221	5,257

Total liabilities and stockholders’ equity	$62,257	60,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

($ in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income:
Loans	$685	538
Securities	95	116
Other interest-earning assets	15	16

Total interest income	795	670

Interest expense:
Deposits	304	307
Other borrowings	2	3

Total interest expense	306	310

Net interest income	489	360
Provision for loan losses	21	43

Net interest income after provision for loan losses	468	317

Noninterest income:
Service charges on deposit accounts	9	4
Other service charges and fees	12	11
Gain on sale of securities available for sale	3	35
Other	1	—

Total noninterest income	25	50

Noninterest expense:
Salaries and employee benefits	267	213
Occupancy expense	82	79
Professional fees	55	26
Data processing	29	26
Stationery and supplies	19	17
Advertising	6	5
Other	45	35

Total noninterest expense	503	401

Loss before income taxes	(10)	(34)
Income tax benefit	(4)	(13)

Net loss	$(6)	(21)

Loss per share, basic and diluted	$(.01)	(.03)

Weighted-average number of common shares outstanding	700,000	700,000

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2003 and 2002
(In thousands)

				Accumulated
				Other
		Additional		Compre-	Total
	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2001	$7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	(21)	—	(21)
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	(97)	(97)

Comprehensive income (loss) (unaudited)					(118)

Balance at March 31, 2002 (unaudited)	$7	6,394	(1,209)	10	5,202

Balance at December 31, 2002	7	6,394	(1,224)	80	5,257

Comprehensive income (loss):
Net loss (unaudited)	—	—	(6)	—	(6)
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	(30)	(30)

Comprehensive income (loss) (unaudited)					(36)

Balance at March 31, 2003 (unaudited)	$7	6,394	(1,230)	50	5,221

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(6)	(21)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31	29
Provision for loan losses	21	43
Net amortization of loan fees, premiums and discounts	18	(9)
Deferred income tax benefit	(4)	(13)
Gain on sale of securities available for sale	(3)	(35)
Writedown of foreclosed real estate	17	—
Decrease in accrued interest receivable	21	67
Decrease in other assets	35	9
Increase in other liabilities	7	19

Net cash provided by operating activities	137	89

Cash flows from investing activities:
Purchase of securities available for sale	(1,025)	(4,473)
Repayment of securities available for sale	655	172
Proceeds from sale of securities available for sale	1,003	3,826
Purchase of Federal Home Loan Bank stock	(68)	(52)
Net increase in loans	(3,070)	(3,853)
Purchase of premises and equipment	(6)	(2)

Net cash used in investing activities	(2,511)	(4,382)

Cash flows from financing activities:
Net increase in deposits	1,288	8,755
Net increase in other borrowings	2	2

Net cash provided by financing activities	1,290	8,757

Net (decrease) increase in cash and cash equivalents	(1,084)	4,464
Cash and cash equivalents at beginning of period	9,983	2,978

Cash and cash equivalents at end of period	$8,899	7,442

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$319	312

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$(30)	(97)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. However, on January 1, 2003 the Bank converted to a state (Florida) chartered commercial bank (see next paragraph). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

On August 20, 2002, the Bank filed an Application and Plan of Conversion with the Florida Department of Banking and Finance to convert the Bank from a national banking association to a Florida bank which also would be a member of the Federal Reserve System. The primary reason for the application to convert the Bank to a Florida bank was to afford the Bank the opportunity to utilize the lending limitations under Florida law, as opposed to the more reduced loan limitation requirements imposed under the national banking laws. In connection with the conversion process, and following the receipt of approval of the Bank’s application by the Florida Department of Banking and Finance, the Bank filed an application for approval of the conversion with the Federal Reserve Bank of Atlanta. The Bank converted to a state (Florida) chartered commercial bank on January 1, 2003 and became a member of the Federal Reserve System on January 1, 2003.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three months ended March 31, 2003. One loan was identified as impaired during the three months ended March 31, 2002. The following is a summary of information pertaining to this impaired loan (in thousands):

Three Months
Ended
March 31, 2002

Gross loan with related allowance for losses recorded, at end of period	$154
Less: Allowance on this loan	15

Net investment in impaired loan, at end of period	$139

Average net investment in impaired loan	$137

Interest income recognized on impaired loan	$—

Interest income received on impaired loan	$—

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Balance at beginning of period	$518	352
Provision charged to earnings	21	43

Balance at end of period	$539	395

There were no nonaccrual loans at March 31, 2003. At March 31, 2002, there was one nonaccrual loan with a balance of $154,000.

(3)	Loss Per Share

Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 28,000 shares of common stock have been reserved under this Plan. At March 31, 2003, all stock options have been granted under this plan.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. At March 31, 2003, all stock options have been granted under this plan ($ in thousands except per share information).

Weighted-
		Range of	Average	Aggregate
	Number of	Per Share	Per Share	Option
	Shares	Option Price	Price	Price

Outstanding at March 31, 2003 and December 31, 2002	70,000	$10.00	10.00	700

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(4)	Stock Options, Continued

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(6)	(21)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)	(8)

Proforma net loss	$(10)	(29)

Loss per share, basic and diluted	$(.01)	(.03)

Proforma loss per share, basic and diluted	$(.01)	(.04)

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	9.94%	10.00%
Tier I capital to risk-weighted assets	8.87%	6.00%
Tier I capital to total assets — leverage ratio	7.64%	5.00%

At March 31, 2003, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, the Bank also agreed that it will raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

The Board of Directors
SunCoast Bancorp, Inc.
Sarasota, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 7, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 16, 2003

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of March 31, 2003 and December 31, 2002

General

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. However, on January 1, 2003 the Bank converted to a state (Florida) chartered commercial bank (see next paragraph). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

On August 20, 2002, the Bank filed an Application and Plan of Conversion with the Florida Department of Banking and Finance to convert the Bank from a national banking association to a Florida bank which also would be a member of the Federal Reserve System. The primary reason for the application to convert the Bank to a Florida bank is to afford the Bank the opportunity to utilize the lending limitations under Florida law, as opposed to the more reduced loan limitation requirements imposed under the national banking laws. In connection with the conversion process, and following the receipt of approval of the Bank’s application by the Florida Department of Banking and Finance, the Bank filed an application for approval of the conversion with the Federal Reserve Bank of Atlanta. The Bank converted to a state (Florida) chartered commercial bank on January 1, 2003 and became a member of the Federal Reserve System on January 1, 2003.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2003 were from net deposit inflows of $1.3 million and proceeds from the sale and repayment of securities available for sale of $1.7 million. Cash was used primarily to originate loans, net of principal repayments, totaling $3.1 million and to purchase securities of $1.0 million.

The following rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2003	2002	2002

Average equity as a percentage of average assets	8.75%	10.16%	11.27%
Equity to total assets at end of period	8.39%	8.62%	10.31%
Return on average assets (1)	(0.04)%	(0.07)%	(0.18)%
Return on average equity (1)	(0.46)%	(0.68)%	(1.60)%
Noninterest expenses to average assets (1)	3.36%	3.28%	3.44%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.22%	0.25%	.31%

(1)	Annualized for the three months ended March 31.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at March 31, 2003 follows (in thousands):

Contract
Amount

Commitments to extend credit	$2,910

Unused line of credit and construction	$12,415

Standby letters of credit	$141

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

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

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$41,936	685	6.53%	$30,895	538	6.97%
Securities	7,997	95	4.75	7,690	116	6.03
Other interest-earning assets (1)	5,077	15	1.18	4,462	16	1.43

Total interest-earning assets	55,010	795	5.78	43,047	670	6.23

Noninterest-earning assets	4,895			3,630

Total assets	$59,905			$46,677

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	31,840	143	1.80	21,051	127	2.41
Time deposits	17,069	161	3.77	16,724	180	4.31
Other interest-bearing liabilities (2)	1,027	2	0.78	1,008	3	1.19

Total interest-bearing liabilities	49,936	306	2.45	38,783	310	3.20

Noninterest-bearing deposits	4,633			2,541
Noninterest-bearing liabilities	96			92
Stockholders’ equity	5,240			5,261

Total liabilities and stockholders’ equity	$59,905			$46,677

Net interest income		$489			$360

Interest-rate spread (3)			3.33%			3.03%

Net interest margin (4)			3.56%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.11

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

General. Net loss for the three months ended March 31, 2003 was $6,000 or $.01 basic and diluted loss per share compared to a net loss of $21,000 or $.03 basic and diluted loss per share for the three months ended March 31, 2002. The decrease in the Company’s net loss was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $125,000, from $670,000 for the three months ended March 31, 2002 to $795,000 for the three months ended March 31, 2003. Interest income on loans increased $147,000 primarily due to an increase in the average loan portfolio balance from $30.9 million for the three months ended March 31, 2002 to $41.9 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 6.97% in 2002 to 6.53% in 2003. Interest on securities decreased $21,000 primarily due to a decrease in the weighted average yield from 6.03% in 2002 to 4.75% in 2003.

Interest expense on interest-bearing deposits remained relatively the same at $304,000 for the three months ended March 31, 2003 compared to $307,000 for the three months ended March 31, 2002. Interest expense on interest-bearing deposits remained relatively the same due to a decrease in the weighted rate paid from 3.25% in 2002 to 2.49% in 2003 which was offset by an increase in the average balance from $37.8 million in 2002 to $48.9 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $21,000 for the three months ended March 31, 2003 compared to $43,000 for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $539,000 at March 31, 2003 is adequate.

Noninterest Income. Noninterest income decreased $25,000 during the three month period ended March 31, 2003 compared to the same period in 2002 due to a decrease of $32,000 from gains on the sale of securities available for sale.

Noninterest Expenses. Noninterest expenses increased $102,000 during the three-month period ended March 31, 2003 compared to the same period in 2002. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the opening of a second banking office during the second quarter of 2002.

Income Taxes. The income tax benefit for the three months ended March 31, 2003 was $4,000 (an effective rate of 40%) compared to $13,000 (an effective rate of 38%) for the comparable 2002 period.

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).
3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).
10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*
10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*
10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*
10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999).
99.1	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.
99.2	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date:	May 9, 2003	By:	/s/ John T. Stafford

John T. Stafford, President and Chief Executive Officer

Date:	May 9, 2003	By:	/s/ John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, John T. Stafford, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of SunCoast Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ John T. Stafford

John T. Stafford, President and Chief Executive Officer

I, John S. Wilks, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of SunCoast Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ John S. Wilks

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)