Form 10QSB
period 2003-06-30
SUNCOAST BANCORP INC
filed 2003-08-13
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share shares	700,000
(class)	Outstanding at July 10, 2003

Transitional Small Business Format (Check One):  YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30,	December 31,
	2003	2002
	(Unaudited)
Assets
Cash and due from banks	$5,153	3,246
Interest-bearing deposits with banks	1,029	1,038
Federal funds sold	3,149	5,699

Total cash and cash equivalents	9,331	9,983
Securities available for sale	11,772	8,692
Loans, net of allowance for loan losses of $558 in 2003 and $518 in 2002	45,649	40,457
Premises and equipment, net	387	438
Federal Reserve Bank stock, at cost	134	134
Federal Home Loan Bank stock, at cost	176	109
Accrued interest receivable	216	229
Foreclosed real estate	—	153
Deferred tax asset	667	686
Other assets	66	115

Total assets	$68,398	60,996

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	5,552	7,187
Savings and NOW deposits	5,479	4,446
Money-market deposits	30,239	25,009
Time deposits	19,592	17,992

Total deposits	60,862	54,634
Other borrowings	1,029	1,026
Other liabilities	95	79

Total liabilities	61,986	55,739

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, of which 300,000 designated as convertible preferred stock, $10 liquidation value, 112,300 shares issued and outstanding in 2003	1	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	7,516	6,394
Accumulated deficit	(1,213)	(1,224)
Accumulated other comprehensive income	101	80

Total stockholders’ equity	6,412	5,257

Total liabilities and stockholders’ equity	$68,398	60,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

($ in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$717	581	1,402	1,119
Securities	91	123	186	239
Other interest-earning assets	14	13	29	29

Total interest income	822	717	1,617	1,387

Interest expense:
Deposits	322	315	626	622
Other borrowings	1	3	3	6

Total interest expense	323	318	629	628

Net interest income	499	399	988	759
Provision for loan losses	19	39	40	82

Net interest income after provision for loan losses	480	360	948	677

Noninterest income:
Service charges on deposit accounts	10	10	19	14
Other service charges and fees	7	5	20	16
(Loss) gain on sale of securities available for sale	(4)	—	(1)	35

Total noninterest income	13	15	38	65

Noninterest expense:
Salaries and employee benefits	246	230	513	443
Occupancy expense	83	74	165	153
Professional fees	27	30	82	56
Data processing	38	26	67	52
Stationery and supplies	15	18	34	35
Advertising	4	6	10	11
Other	52	35	97	70

Total noninterest expense	465	419	968	820

Earnings (loss) before income taxes	28	(44)	18	(78)
Income tax provision (benefit)	11	(16)	7	(29)

Net earnings (loss)	$17	(28)	11	(49)

Earnings (loss) per share, basic and diluted	$.02	(.04)	.02	(.07)

Weighted-average number of common shares outstanding, basic and diluted	700,000	700,000	700,000	700,000

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity
Balance at December 31, 2001	$—	7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(49)	—	(49)
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(17)	(17)

Comprehensive income (loss) (unaudited)						(66)

Balance at June 30, 2002 (unaudited)	$—	7	6,394	(1,237)	90	5,254

Balance at December 31, 2002	—	7	6,394	(1,224)	80	5,257

Comprehensive income:
Net earnings (unaudited)	—	—	—	11	—	11
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	21	21

Comprehensive income (unaudited)						32
Sale of preferred stock (unaudited)	1	—	1,122	—	—	1,123

Balance at June 30, 2003 (unaudited)	$1	7	7,516	(1,213)	101	6,412

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$11	(49)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59	58
Provision for loan losses	40	82
Net amortization of loan fees, premiums and discounts	21	(15)
Provision (credit) for deferred income taxes	7	(29)
Loss (gain) on sale of securities available for sale	1	(35)
Writedown of foreclosed real estate	17	—
Decrease in accrued interest receivable	13	15
Decrease (increase) in other assets	49	(39)
Increase in other liabilities	16	14

Net cash provided by operating activities	234	2

Cash flows from investing activities:
Purchase of securities available for sale	(9,070)	(4,463)
Principal repayments of securities available for sale	1,378	371
Proceeds from sale of securities available for sale	4,644	3,826
Purchase of Federal Home Loan Bank stock	(67)	(52)
Net increase in loans	(5,117)	(5,525)
Purchase of premises and equipment	(8)	(1)

Net cash used in investing activities	(8,240)	(5,844)

Cash flows from financing activities:
Net increase in deposits	6,228	9,166
Net increase in other borrowings	3	5
Proceeds from sale of preferred stock	1, 123	—

Net cash provided by financing activities	7,354	9,171

Net (decrease) increase in cash and cash equivalents	(652)	3,329
Cash and cash equivalents at beginning of period	9,983	2,978

Cash and cash equivalents at end of period	$9,331	6,307

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$632	624

Income taxes	$—	—

Noncash transactions:
Transfer from loans to foreclosed real estate	$—	153

Transfer from foreclosed real estate to loans	$136	—

Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$21	(17)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the three- and six- month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

There were no loans identified as impaired at June 30, 2003 or 2002 or during the six months ended June 30, 2003. One loan was identified as impaired during the three- and six-months ended June 30, 2002. The following is a summary of information pertaining to this impaired loan (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002
Average net investment in impaired loan	$91	114

Interest income recognized on impaired loan	$—	—

Interest income received on impaired loan	$—	—

At June 30, 2003 and 2002, the Company had no nonaccrual loans or loans ninety days past due still accruing interest.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$539	395	518	352
Provision charged to operations	19	39	40	82

Balance at end of period	$558	434	558	434

There were no nonaccrual loans at June 30, 2003 and 2002.

(3)	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not considered dilutive.

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 28,000 shares of common stock have been reserved under this Plan. At June 30, 2003, all stock options have been granted under this plan.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. At June 30, 2003, all stock options have been granted under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at June 30, 2003 and December 31, 2002 and 2001	70,000	$10.00	10.00	700

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(4)	Stock Options, Continued

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$17	(28)	11	(49)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)	(8)	(8)	(16)

Proforma net earnings (loss)	$13	(36)	3	(65)

Earnings (loss) per share, basic and diluted	$.02	(.04)	.02	(.07)

Proforma earnings (loss) per share, basic and diluted	$.02	(.05)	—	(.09)

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement for Well- Capitalized Banks
Total capital to risk-weighted assets	11.87%	10.00%
Tier I capital to risk-weighted assets	10.81%	6.00%
Tier I capital to total assets—leverage ratio	8.86%	5.00%

At June 30, 2003, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, the Bank also agreed that it will raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(6)	Sale of Preferred Stock

At June 30, 2003 the Company sold 112,300 shares of cumulative convertible preferred stock for $1,123,000. The cumulative convertible preferred stock is automatically convertible into common stock at a conversion price of $8.50 per share (subject to antidilution adjustments) on the earlier of September 5, 2005 or a change of control of the Company, and will pay per share cumulative stock dividends of .06 of a share of preferred stock on September 30, 2004 and 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six- month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2003, the related condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/    HACKER, JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 9, 2003

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2003 and December 31, 2002

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2003 were from net deposit inflows of $6.2 million, proceeds from the sale and repayment of securities available for sale of $6.0 million and proceeds from the sale of preferred stock of $1.1 million. Cash was used primarily to originate loans, net of principal repayments, totaling $5.1 million and to purchase securities of $9.1 million.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at June 30, 2003 follows (in thousands):

Contract Amount
Commitments to extend credit	$—

Unused line of credit and construction	$11,866

Standby letters of credit	$—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002	Six Months Ended June 30, 2002
Average equity as a percentage of average assets	9.35%	10.16%	10.93%
Equity to total assets at end of period	9.37%	8.62%	10.32%
Return on average assets (1)	.04%	(0.07)%	(0.20)%
Return on average equity (1)	.38%	(0.68)%	(1.85)%
Noninterest expenses to average assets (1)	3.10%	3.28%	3.39%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	N/A	0.25%	.30%

(1)	Annualized for the six months ended June 30.

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

		Three Months Ended June 30,
		2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$45,272	717	6.34%	$33,782	581	6.88%
Securities	9,665	91	3.77%	8,800	123	5.59%
Other interest-earning assets (1)	5,627	14	1.00%	3,430	13	1.52%

Total interest-earning assets	60,564	822	5.43%	46,012	717	6.23%

Noninterest-earning assets	4,623			4,078

Total assets	$65,187			$50,090

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	35,198	153	1.74%	23,313	133	2.28%
Time deposits	18,635	169	3.63%	17,390	182	4.19%
Other interest-bearing liabilities (2)	1,028	1	0.39%	1,020	3	1.18%

Total interest-bearing liabilities	54,861	323	2.36%	41,723	318	3.05%

Noninterest-bearing liabilities	4,509			3,139
Stockholders’ equity	5,817			5,228

Total liabilities and stockholders’ equity	$65,187			$50,090

Net interest income		$499			$399

Interest-rate spread (3)			3.07%			3.18%

Net interest margin (4)			3.30%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.10

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$43,613	1,402	6.43%	$32,347	1,119	6.92%
Securities	8,835	186	4.21%	8,360	239	5.72%
Other interest-earning assets(1)	5,420	29	1.07%	3,804	29	1.52%

Total interest-earning assets	57,868	1,617	5.59%	44,511	1,387	6.23%

Noninterest-earning assets	4,515			3,857

Total assets	$62,383			$48,368

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	33,527	296	1.77%	22,187	260	2.34%
Time deposits	17,856	330	3.70%	17,059	362	4.24%
Other interest-bearing liabilities(2)	1,028	3	0.58%	1,014	6	1.18%

Total interest-bearing liabilities	52,411	629	2.40%	40,260	628	3.12%

Noninterest-bearing liabilities	4,137			2,821
Stockholders’ equity	5,835			5,287

Total liabilities and stockholders’ equity	$62,383			$48,368

Net interest income		$988			$759

Interest-rate spread(3)			3.19%			3.11%

Net interest margin(4)			3.41%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.11

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003 was $17,000 or $.02 basic and diluted earnings per share compared to a net loss of $28,000 or $.04 basic and diluted loss per share for the three months ended June 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $105,000 from $717,000 for the three months ended June 30, 2002 to $822,000 for the three months ended June 30, 2003. Interest income on loans increased $136,000 primarily due to an increase in the average loan portfolio balance from $33.8 million for the three months ended June 30, 2002 to $45.3 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 6.88% in 2002 to 6.34% in 2003. Interest on securities decreased $32,000 primarily due to a decrease in the weighted average yield from 5.59% in 2002 to 3.77% in 2003, which was partially offset by an increase in the average securities balance to $9.7 million in 2003 from $8.8 million in 2002.

Interest expense on interest-bearing deposits increased to $322,000 for the three months ended June 30, 2003 compared to $315,000 for the three months ended June 30, 2002. Interest expense on interest-bearing deposits increased due an increase in the average balance from $40.7 million in 2002 to $53.8 million in 2003 partially offset by a decrease in the weighted rate paid from 3.10% in 2002 to 2.39% in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $19,000 for the three months ended June 30, 2003 compared to $39,000 for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $558,000 at June 30, 2003 is adequate.

Noninterest Income. Noninterest income decreased $2,000 during the three month period ended June 30, 2003 compared to the same period in 2002 due to a loss of $4,000 from the sale of securities available for sale in 2003.

Noninterest Expenses. Noninterest expenses increased $46,000 during the three-month period ended June 30, 2003 compared to the same period in 2002. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the opening of a second banking office during the second quarter of 2002.

Income Taxes. The income tax provision for the three months ended June 30, 2003 was $11,000 (an effective rate of 39.3%) compared to an income tax benefit of $16,000 (an effective rate of 36.4%) for the comparable 2002 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six months ended June 30, 2003 was $11,000 or $.02 basic and diluted earnings per share compared to a net loss of $49,000 or $.07 basic and diluted loss per share for the six months ended June 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $230,000, from $1,387,000 for the six months ended June 30, 2002 to $1,617,000 for the six months ended June 30, 2003. Interest income on loans increased $283,000 primarily due to an increase in the average loan portfolio balance from $32.3 million for the six months ended June 30, 2002 to $43.6 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 6.92% in 2002 to 6.43% in 2003. Interest on securities decreased $53,000 primarily due to a decrease in the weighted average yield from 5.72% in 2002 to 4.21% in 2003, which was partially offset by an increase in the average securities balance to $8.8 million in 2003 from $8.4 million in 2002.

Interest expense on interest-bearing deposits increased to $626,000 for the six months ended June 30, 2003 compared to $622,000 for the six months ended June 30, 2002. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $39.2 million in 2002 to $51.4 million in 2003 partially offset by a decrease in the weighted rate paid from 3.17% in 2002 to 2.44% in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $40,000 for the six months ended June 30, 2003 compared to $82,000 for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $558,000 at June 30, 2003 is adequate.

Noninterest Income. Noninterest income decreased $27,000 during the six month period ended June 30, 2003 compared to the same period in 2002 due to a decrease of $36,000 from gains on the sale of securities available for sale.

Noninterest Expenses. Noninterest expenses increased $148,000 during the six-month period ended June 30, 2003 compared to the same period in 2002. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the opening of a second banking office during the second quarter of 2002.

Income Taxes. The income tax provision for the six months ended June 30, 2003 was $7,000 (an effective rate of 38.9%) compared to an income tax benefit of $29,000 (an effective rate of 37.2%) for the comparable 2002 period.

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

Item 2. Changes in Securities and Use of Proceeds

At June 30, 2003 the Company sold 112,300 shares of cumulative convertible preferred stock for $1,123,000. The cumulative convertible preferred stock is automatically convertible into common stock at a conversion price of $8.50 per share (subject to antidilution adjustments) on the earlier of September 5, 2005 or a change of control of the Company, and will pay per share cumulative stock dividends of .06 of a share of preferred stock on September 30, 2004 and 2005. The Company expects to use the proceeds for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of SunCoast Bancorp, Inc., was held on May 13, 2003, to consider the election of eight directors with terms expiring at the next Annual Meeting.

At the Annual Meeting, 489,237 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	For	Against	Abstain
Larry Berberich	489,237	—	—

Henry E. Black, M.D.	489,237	—	—

H.R. Foxworthy	489,237	—	—

William F. Gnerre	489,237	—	—

James C. Rutledge	489,237	—	—

John T. Stafford	489,237	—	—

Stanley A. Williams	489,237	—	—

Roy A. Yahraus	489,237	—	—

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. filed with the Florida Secretary of State on June 23, 2003.

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There was no report on Form 8-K filed during the three months ended June 30, 2003.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date:	August 12, 2003	By:	/s/ JOHN T. STAFFORD
John T. Stafford, President and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ JOHN S. WILKS
John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)