Form 10QSB
period 2003-09-30
SUNCOAST BANCORP INC
filed 2003-11-12
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares
(class)	Outstanding at October 24, 2003

Transitional Small Business Format (Check One):    Yes  ☐    No  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$3,388	3,246
Interest-bearing deposits with banks	505	1,038
Federal funds sold	1,583	5,699

Total cash and cash equivalents	5,476	9,983

Securities available for sale	10,486	8,692
Loans, net of allowance for loan losses of $576 in 2003 and $518 in 2002	51,802	40,457
Premises and equipment, net	361	438
Federal Reserve Bank stock, at cost	134	134
Federal Home Loan Bank stock, at cost	177	109
Accrued interest receivable	260	229
Foreclosed real estate	—	153
Deferred tax asset	734	686
Other assets	114	115

Total assets	$69,544	60,996

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	6,070	7,187
Savings and NOW deposits	6,152	4,446
Money-market deposits	27,797	25,009
Time deposits	21,501	17,992

Total deposits	61,520	54,634
Other borrowings	500	1,026
Other liabilities	154	79

Total liabilities	62,174	55,739

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, of which 300,000 designated as convertible preferred stock, $10 liquidation value, 225,400 shares issued and outstanding in 2003	2	—
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	8,611	6,394
Accumulated deficit	(1,182)	(1,224)
Accumulated other comprehensive income (loss)	(68)	80

Total stockholders’ equity	7,370	5,257

Total liabilities and stockholders’ equity	$69,544	60,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$761	640	2,163	1,759
Securities	94	106	280	345
Other interest-earning assets	7	23	36	52

Total interest income	862	769	2,479	2,156

Interest expense:
Deposits	297	337	923	959
Other borrowings	8	3	11	9

Total interest expense	305	340	934	968

Net interest income	557	429	1,545	1,188
Provision for loan losses	18	55	58	137

Net interest income after provision for loan losses	539	374	1,487	1,051

Noninterest income:
Service charges on deposit accounts	9	3	28	17
Other service charges and fees	16	18	36	34
(Loss) gain on sale of securities available for sale	—	—	(1)	35

Total noninterest income	25	21	63	86

Noninterest expense:
Salaries and employee benefits	276	226	789	669
Occupancy expense	89	85	254	238
Professional fees	32	26	114	82
Data processing	27	29	94	81
Stationery and supplies	18	16	52	51
Advertising	4	4	14	15
Other	25	48	122	118

Total noninterest expense	471	434	1,439	1,254

Earnings (loss) before income taxes	93	(39)	111	(117)
Income tax provision (benefit)	35	(15)	42	(44)

Net earnings (loss)	58	(24)	69	(73)
Accrued preferred stock dividends	(27)	—	(27)	—

Net earnings (loss) applicable to common stockholders	$31	(24)	42	(73)

Earnings (loss) per share, basic and diluted	$.04	(.03)	.06	(.10)

Weighted-average number of common shares outstanding, basic and diluted	700,000	700,000	700,000	700,000

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	$—	7	6,394	(1,188)	107	5,320

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(73)	—	(73)

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(11)	(11)

Comprehensive income (loss) (unaudited)						(84)

Balance at September 30, 2002 (unaudited)	—	7	6,394	(1,261)	96	5,236

Balance at December 31, 2002	—	7	6,394	(1,224)	80	5,257

Comprehensive income (loss):

Net earnings (unaudited)	—	—	—	69	—	69

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(148)	(148)

Comprehensive income (loss) (unaudited)						(79)

Sale of preferred stock (net of issuance costs of $35) (unaudited)	2	—	2,217	—	—	2,219

Preferred stock dividend payable (unaudited)	—	—	—	(27)	—	(27)

Balance at September 30, 2003 (unaudited)	$2	7	8,611	(1,182)	(68)	7,370

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$69	(73)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89	88
Provision for loan losses	58	137
Net amortization of loan fees, premiums and discounts	14	(16)
Provision (credit) for deferred income taxes	42	(44)
Loss (gain) on sale of securities available for sale	1	(35)
Write down of foreclosed real estate	17	—
(Increase) decrease in accrued interest receivable	(31)	75
Decrease (increase) in other assets	1	(31)
Increase in other liabilities	48	41

Net cash provided by operating activities	308	142

Cash flows from investing activities:
Purchase of securities available for sale	(9,070)	(4,448)
Principal repayments of securities available for sale	2,393	707
Proceeds from sale of securities available for sale	4,644	3,826
Net increase in loans	(11,281)	(11,816)
Purchase of premises and equipment	(12)	(2)
Purchase of Federal Home Loan Bank stock	(68)	(77)

Net cash used in investing activities	(13,394)	(11,810)

Cash flows from financing activities:
Net increase in deposits	6,886	13,918
Net (decrease) increase in other borrowings	(526)	8
Net proceeds from sale of preferred stock	2,219	—

Net cash provided by financing activities	8,579	13,926

Net (decrease) increase in cash and cash equivalents	(4,507)	2,258
Cash and cash equivalents at beginning of period	9,983	2,978

Cash and cash equivalents at end of period	$5,476	5,236

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$937	959

Income taxes	$—	—

Noncash transactions:
Transfer of loans to foreclosed real estate	$—	153

Transfer from foreclosed real estate to loans	$136	—

Preferred stock dividend payable	$27	—

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(148)	(11)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three- and nine- month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

(2) Loan Impairment and Loan Losses

There were no loans identified as impaired at September 30, 2003 or 2002 or during the nine months ended September 30, 2003 or the three months ended September 30, 2002. One loan was identified as impaired during the nine-months ended September 30, 2002. The following is a summary of information pertaining to this impaired loan (in thousands):

Nine Months Ended September 30,
2002
Average net investment in impaired loan	$102

Interest income recognized on impaired loan	$—

Interest income received on impaired loan	$—

At September 30, 2003 and 2002, the Company had no nonaccrual loans or loans ninety days past due still accruing interest.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2) Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$558	434	518	352
Provision charged to operations	18	55	58	137

Balance at end of period	$576	489	576	489

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Outstanding stock options are not considered dilutive.

(4) Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 28,000 shares of common stock have been reserved under this Plan. At September 30, 2003, all stock options have been granted under this plan.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. At September 30, 2003, all stock options have been granted under this plan (dollars in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at September 30, 2003 and December 31, 2002 and 2001	70,000	$10.00	10.00	700

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss) applicable to common stockholders, as reported	$31	(24)	42	(73)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)	(8)	(12)	(24)

Proforma net earnings (loss) applicable to common stockholders	$27	(32)	30	(97)

Earnings (loss) per share, basic and diluted	$.04	(.03)	.06	(.10)

Proforma earnings (loss) per share, basic and diluted	$.04	(.05)	04	(.14)

(5) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement for Well- Capitalized Banks
Total capital to risk-weighted assets	12.55%	10.00%
Tier I capital to risk-weighted assets	11.57%	6.00%
Tier I capital to total assets - leverage ratio	10.15%	5.00%

At September 30, 2003, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it would maintain a Tier 1 capital ratio of at least 8%. In addition, the Bank also agreed that it would raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003 (see note 6).

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6) Sale of Preferred Stock

As of September 30, 2003 the Company had sold 225,400 shares of cumulative convertible preferred stock for $2,219,000, net of issuance cost of approximately $35,000. The cumulative convertible preferred stock is automatically convertible into common stock at a conversion price of $8.50 per share (subject to antidilution adjustments) on the earlier of September 5, 2005 or a change of control of the Company, and will pay per share cumulative stock dividends of .06 of a share of preferred stock on September 30, 2004 and 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine- month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2003, the related condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 24, 2003

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2003 and December 31, 2002

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2003 were from net deposit inflows of $6.9 million, proceeds from the sale and repayment of securities available for sale of $7.0 million and net proceeds from the sale of preferred stock of $2.2 million. Cash was used primarily to originate loans, net of principal repayments, totaling $11.3 million and to purchase securities of $9.1 million.

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

A summary of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at September 30, 2003 follows (in thousands):

Contract Amount
Commitments to extend credit	$—

Unused line of credit and construction	$10,458

Standby letters of credit	$—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002

Average equity as a percentage of average assets	9.86%	10.16%	10.55%

Equity to total assets at end of period	10.60%	8.62%	9.40%

Return on average assets (1)	0.14%	(0.07)%	(.19)%

Return on average equity (1)	1.46%	(0.68)%	(1.84)%

Noninterest expenses to average assets (1)	3.00%	3.28%	3.34%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	N/A	0.25%	27%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$48,847	761	6.23	$37,127	640	6.90%
Securities	11,192	94	3.36	8,621	106	4.92
Other interest-earning assets (1)	2,290	7	1.22	3,675	23	2.50

Total interest-earning assets	62,329	862	5.53	49,423	769	6.22

Noninterest-earning assets	4,914			3,865

Total assets	$67,243			$53,288

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	33,749	133	1.58	24,117	140	2.32
Time deposits	19,077	164	3.44	19,292	197	4.08
Other interest-bearing liabilities (2)	1,745	8	1.83	1,023	3	1.17

Total interest-bearing liabilities	54,571	305	2.24	44,432	340	3.06

Noninterest-bearing liabilities	5,781			3,611
Stockholders’ equity	6,891			5,245

Total liabilities and stockholders’ equity	$67,243			$53,288

Net interest income		$557			$429

Interest-rate spread (3)			3.29%			3.16%

Net interest margin (4)			3.57%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.11

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$45,377	2,163	6.36	$33,956	1,759	6.91%
Securities	9,630	280	3.88	8,446	345	5.45
Other interest-earning assets (1)	4,268	36	1.12	3,885	52	1.78

Total interest-earning assets	59,275	2,479	5.58	46,287	2,156	6.21

Noninterest-earning assets	4,749			3,739

Total assets	$64,024			$50,026

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	33,749	429	1.69	22,838	400	2.34
Time deposits	18,268	494	3.61	18,402	559	4.05
Other interest-bearing liabilities (2)	1,269	11	1.16	1,017	9	1.18

Total interest-bearing liabilities	53,286	934	2.34	42,257	968	3.05

Noninterest-bearing liabilities	4,424			2,491
Stockholders’ equity	6,314			5,278

Total liabilities and stockholders’ equity	$64,024			$50,026

Net interest income		$1,545			$1,188

Interest-rate spread (3)			3.24%			3.16%

Net interest margin (4)			3.48%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.10

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings applicable to common stockholders for the three months ended September 30, 2003 were $31,000 or $.04 basic and diluted earnings per share compared to a net loss of $24,000 or $.03 basic and diluted loss per share for the three months ended September 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $93,000 from $769,000 for the three months ended September 30, 2002 to $862,000 for the three months ended September 30, 2003. Interest income on loans increased $121,000 primarily due to an increase in the average loan portfolio balance from $37.1 million for the three months ended September 30, 2002 to $48.8 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 6.90% in 2002 to 6.23% in 2003. Interest on securities decreased $12,000 primarily due to a decrease in the weighted average yield from 4.92% in 2002 to 3.36% in 2003, which was partially offset by an increase in the average securities balance to $11.2 million in 2003 from $8.6 million in 2002.

Interest expense on interest-bearing deposits decreased to $297,000 for the three months ended September 30, 2003 compared to $337,000 for the three months ended September 30, 2002. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.11% in 2002 to 2.25% in 2003 partially offset by an increase in the average balance from $43.4 million in 2002 to $52.8 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $18,000 for the three months ended September 30, 2003 compared to $55,000 for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $576,000 at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $4,000 during the three month period ended September 30, 2003 compared to the same period in 2002.

Noninterest Expenses. Noninterest expenses increased $37,000 during the three-month period ended September 30, 2003 compared to the same period in 2002. Noninterest expense increased primarily due to the growth of the Company.

Income Taxes. The income tax provision for the three months ended September 30, 2003 was $35,000 (an effective rate of 37.6%) compared to an income tax benefit of $15,000 (an effective rate of 38.5%) for the comparable 2002 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings applicable to common stockholders for the nine months ended September 30, 2003 was $42,000 or $.06 basic and diluted earnings per share compared to a net loss of $73,000 or $.10 basic and diluted loss per share for the nine months ended September 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $323,000, from $2.2 million for the nine months ended September 30, 2002 to $2.5 million for the nine months ended September 30, 2003. Interest income on loans increased $404,000 primarily due to an increase in the average loan portfolio balance from $34.0 million for the nine months ended September 30, 2002 to $45.4 million for the comparable period in 2003 which was partially offset by a decrease in the weighted-average yield from 6.91% in 2002 to 6.36% in 2003. Interest on securities decreased $65,000 primarily due to a decrease in the weighted average yield from 5.45% in 2002 to 3.88% in 2003, which was partially offset by an increase in the average securities balance to $9.6 million in 2003 from $8.4 million in 2002.

Interest expense on interest-bearing deposits decreased to $923,000 for the nine months ended September 30, 2003 compared to $959,000 for the nine months ended September 30, 2002. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.10% in 2002 to 2.37% in 2003 partially offset by an increase in the average balance from $41.2 million in 2002 to $52.0 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $58,000 for the nine months ended September 30, 2003 compared to $137,000 for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $576,000 at September 30, 2003 is adequate.

Noninterest Income. Noninterest income decrease $23,000 during the nine month period ended September 30, 2003 compared to the same period in 2002 due to a decrease of $36,000 from gains recognized on the sale of securities available for sale partially offset by an increase in service charges on deposit accounts due to the growth in customer accounts.

Noninterest Expenses. Noninterest expenses increased $185,000 during the nine-month period ended September 30, 2003 compared to the same period in 2002. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the hiring of an additional commercial loan officer and an increase in professional fees due to the conversion to a state (Florida) bank.

Income Taxes. The income tax provision for the nine months ended September 30, 2003 was $42,000 (an effective rate of 37.8%) compared to an income tax benefit of $44,000 (an effective rate of 37.6%) for the comparable 2002 period.

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

Item 2. Changes in Securities and Use of Proceeds

On September 30, 2003, the Company completed its offering of Convertible Preferred Stock which commenced in May 2003. An aggregate of $1,096,000 (113,100 shares) were sold during the three months ended September 30, 2003 on a private placement basis pursuant to applicable exemptions under the federal and state securities laws. The Preferred Stock will pay cumulative dividends on the basis of .06 of a share of Preferred Stock for each share of Preferred Stock purchased in the offering, payable on each of September 30, 2004 (to shareholders of record on September 15, 2004), and September 30, 2005 (to shareholders of record on September 15, 2005). The shares of Preferred Stock are automatically convertible into shares of Common Stock on the earlier of September 30, 2005 or a Change in Control of the Company, at a conversion price equal to $8.50 per share.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. filed with the Florida Secretary of State on June 23, 2003.

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.
(b)	Reports on Form 8-K. There were two reports on Form 8-K filed during the three months ended September 30, 2003:

On July 3, 2003, a Form 8-K was filed which disclosed the amount of Convertible Preferred Stock sold through June 30, 2003.

On August 8, 2003, a Form 8-K was filed to disclose the amount of Convertible Preferred Stock sold for the month of July 2003.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date: November 12, 2003	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)