Form 10KSB
period 2003-12-31
SUNCOAST BANCORP INC
filed 2004-03-18
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

                    Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

                    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                    The issuer’s revenues for its most recent fiscal year was $3,539,000.

                    Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

                    The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (482,606 shares) on February 29, 2004, was approximately $4,319,324. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the last sale of the Common Stock of the issuer at $8.95 per share on February 25, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

                    As of February 29, 2004, there were issued and outstanding 700,000 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

                    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2004 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

ii

iii

PART I

Item 1. Business

General

     Suncoast Bancorp, Inc. (“Suncoast”) was incorporated under the laws of the State of Florida on April 1, 1998. Suncoast is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Suncoast Bank. The Bank commenced operations on September 7, 1999 as a national banking association. On January 1, 2003, the Bank converted its charter to a Florida state bank and changed its name to Suncoast Bank.

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

     The Bank has structured a methodology for monitoring and analyzing the adequacy of its Allowance for Loan and Lease Losses. The Analysis Methodology is predicated on guidelines contained in the Comptroller’s Manual section “Allowance for Loan and Lease Losses.”

     Suncoast Bank’s management realizes that the recognition of problem loans in a timely fashion is very important to the process. As such, the Bank maintains a loan review process, along with continuous monitoring of past due loans, changes in economic conditions and other events that may negatively impact a borrower or the borrowing base collectively.

     The Bank’s risk rating system is in-place and includes the Risk Rating of all new or renewed commercial loans, or commercial mortgages where the customer’s aggregate exposure is $25,000 or more. It also requires a risk rating on all residential mortgages of $150,000 or more. There are also homogenous categories such as consumer, home equity lines and residential real estate loans below $150,000. These homogenous categories are monitored solely on the basis of performance.

     All loans with specific risk ratings are monitored for performance and the ratings are subject to change based on: 1) the deterioration of performance regarding timely payments, 2) changes in the financial condition of the borrowers as reflected in financial statements, tax returns, credit bureau reports, etc.

     Pass credits by definition, present no inherent loss. But, even in banks with loan review systems that generally provide timely problem loan identification, a lack of information or misjudgment will sometimes result in a failure to recognize adverse developments affecting a pass credit. Banks must provide for these probable but unidentified losses by providing an allowance portion for pass loans.

     Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from Suncoast’s estimates.

     The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Lending Activities

     Suncoast offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Suncoast’s market area. Suncoast’s consolidated net loans at December 31, 2003 and 2002 were $60.5 million, or 73.0% and $40.5 million or 66.4%, respectively, of total Suncoast consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Suncoast has no foreign loans or loans for highly leveraged transactions.

     Suncoast’s loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of Suncoast’s loans are made on a secured basis. As of December 31, 2003, approximately 23.3% of Suncoast’s consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 28.9% at December 31, 2002.

     Suncoast’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     Suncoast’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 73.7% of Suncoast’s total loan portfolio as of December 31, 2003, compared to 61.9% at December 31, 2002.

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

Deposit Activities

     Deposits are the major source of Suncoast’s funds for lending and other investment activities. Suncoast considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 67.7% and 67.1% of Suncoast’s consolidated total deposits at December 31, 2003 and 2002, respectively. Approximately 32.3% of Suncoast’s consolidated deposits at December 31, 2003 were certificates of deposit compared to 32.9% at December 31, 2002. Generally, Suncoast attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 13.9% and 10.0% of Suncoast’s consolidated total deposits at December 31, 2003 and 2002, respectively. The majority of the deposits of Suncoast are generated from Sarasota County. Suncoast does not currently accept brokered deposits. For additional information regarding Suncoast’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

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

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2003, Suncoast Bank’s Tier 1 and total risk-based capital ratios were 10.16% and 11.10%, respectively.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2003, Suncoast Bank’s leverage ratio was 9.59%.

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

     In connection with its conversion to a state bank on January 1, 2003, Suncoast Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. It also agreed that it would raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003. In fulfillment of this requirement, Suncoast sold $2,254,000 of convertible preferred stock in 2003.

     As of December 31, 2003, Suncoast Bank met the capital requirements of a “well capitalized” institution.

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

Employees

     As of December 31, 2003, Suncoast and Suncoast Bank collectively had 19 full-time employees (including executive officers) and four part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and Suncoast Bank consider relations with employees to be good.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The shares of Suncoast Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast Common Stock. Management of Suncoast is aware of certain transactions in its shares that have occurred since January 1, 2000 (the day that the shares of Suncoast Common Stock commenced trading), although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast Common Stock that occurred in transactions known to Suncoast management during 2003 and 2002:

	2003			2002
	High	Low	Shares	High	Low	Shares
1st Quarter	$8.70	$8.10	17,600	$9.00	$7.75	11,800
2nd Quarter	9.75	7.60	25,200	8.10	7.80	6,700
3rd Quarter	8.50	8.00	6,100	8.40	8.35	5,400
4th Quarter	9.40	8.86	3,722	8.74	8.05	6,000

     Suncoast had approximately 260 shareholders of record as of December 31, 2003.

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

     Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31
	2003	2002
Interest income	$3,449	$3,004
Interest expense	1,260	1,304

Net interest income before provision for loan losses	2,189	1,700
Provision for loan losses	136	166

Net interest income after provision for loan losses	2,053	1,534
Noninterest income	90	113
Noninterest expenses	1,909	1,704

Earnings (loss) before income taxes	234	(57)
Income tax provision (benefit)	89	(21)

Net earnings (loss)	145	(36)
Accrued Preferred Stock Dividend	(46)	—

Net earnings (loss) applicable to Common Shareholders	$99	$(36)

Per share data:
Basic and diluted earnings (loss) per share	$.14	$(.05)

Cash dividends declared	$—	$—

Book value at end of period	$7.43	$7.51

Common shares outstanding at end of period	700,000	700,000
Weighted average common shares outstanding during period	700,000	700,000
Total assets at end of period	$82,766	$60,996
Cash and cash equivalents	$10,413	$9,983
Investment securities	$10,133	$8,692
Loans, net	$60,460	$40,457
Deposits	$74,677	$54,634
Other borrowings	$501	$1,026
Stockholders’ equity	$7,452	$5,257
Total loans before allowance for loan losses	$61,114	$40,975
Allowance for loan losses	$654	$518
Nonperforming loans	$-0-	$-0-
Allowance for loan losses as a percentage of period-end total loans	1.07%	1.26%
Allowance for loan losses as a percentage of nonperforming loans	-0-%	-0-%
Total nonperforming loans as a percentage of total loans	-0-%	-0-%
Total nonperforming loans as a percentage of total assets	-0-%	-0-%
Total nonperforming loans and real estate owned as a percentage of total assets	-0-%	0.25%

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

Liquidity and Capital Resources

     Suncoast Bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $45.4 million. Where net transaction deposit accounts exceed $45.4 million, the reserve requirements are $1,164,000 plus 10% of the amount over $45.4 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2003 and 2002, Suncoast Bank had liquidity ratios of 27% and 33%, respectively.

     In 2003 Suncoast’s principal sources of funds were from the sale of preferred stock and those generated by Suncoast Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from repayment and sales of investment securities.

     Suncoast uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2003 and 2002, Suncoast had commitments to originate loans totaling $4.0 million and $3.8 million, respectively, and unused lines of credit totaling $14.3 million and $9.7 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2003 and 2002 totaled $10.5 million and $11.1 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, Suncoast Bank is required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s rating under the regulatory rating system.

     In connection with its conversion to a state bank on January 1, 2003, Suncoast Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. It also agreed that it would raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003. In fulfillment of this requirement, Suncoast sold $2,254,000 of convertible preferred stock in 2003.

     The following table summarizes the regulatory capital levels and ratios for Suncoast Bank:

	Actual Ratios
	Suncoast	Regulatory
	Bank	Requirement
At December 31, 2003
Total capital to risk-weighted assets	11.10%	8.00%
Tier I capital to risk-weighted assets	10.16%	4.00%
Tier I capital to average assets - leverage assets	9.59%	4.00%
At December 31, 2002
Total capital to risk-weighted assets	10.44%	8.00%
Tier I capital to risk-weighted assets	9.33%	4.00%
Tier I capital to average assets - leverage assets	7.63%	4.00%

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

     Net interest income before provision for loan losses was approximately $2,189,000 for the year ended December 31, 2003, compared to $1,700,000 for 2002.

     The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31
	2003	2002
Average equity as a percentage of average assets	8.98%	10.16%
Equity to total assets at end of period	9.00%	8.62%
Return on average assets	0.22%	(0.07)%
Return on average equity	2.43%	(0.68)%
Noninterest expense to average assets	2.87%	3.28%

     The rates and yields at the dates indicated were as follows:

	For the Years ended December 31
	2003	2002
Loans	6.23%	6.91%
Investment securities	3.88%	5.65%
Other interest-earning assets	1.05%	1.39%
All interest-earning assets	5.53%	6.23%
Money market deposits	1.77%	2.46%
Savings and NOW accounts	1.04%	1.27%
Time deposits	3.53%	4.11%
All interest-bearing liabilities	2.29%	3.00%
Interest-rate spread	3.24%	3.23%

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

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average	Interest and	Average	Average	Interest and	Average
	Balance	Dividends	Yield/Rate	Balance	Dividends	Yield/Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$48,542	$3,026	6.23%	$35,553	$2,458	6.91%
Securities	9,809	381	3.88%	8,683	491	5.65%
Other interest-earning assets(1)	3,995	42	1.05%	3,951	55	1.39%

Total interest-earning assets	$62,346	$3,449	5.53%	$48,187	$3,004	6.23%

Noninterest-earning assets	4,229			3,843

Total assets	$66,575			$52,030

Interest-bearing liabilities:
Money market deposits	29,149	516	1.77%	20,480	503	2.46%
Savings and NOW deposits	5,658	59	1.04%	3,943	50	1.27%
Time deposits	19,122	674	3.53%	18,011	740	4.11%

Total interest bearing deposits	53,929	1,249	2.32%	42,434	1,293	3.05%
Other	1,098	11	1.00%	1,021	11	1.08%

Total interest-bearing liabilities	$55,027	$1,260	2.29%	$43,455	$1,304	3.00%

Noninterest-bearing liabilities	5,569			3,286
Stockholders’ equity	5,979			5,289

Total liabilities and stockholders’ equity	$66,575			$52,030

Net interest income before provisions for loan losses		$2,189			$1,700

Interest-rate spread (2)			3.24%			3.23%

Net interest margin (3)			3.51%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.11

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of Years Ended December 31, 2003 and 2002

General

     Net earnings applicable to stockholders for the year ended December 31, 2003 was $99,000 or $.14 basic and diluted earnings per share compared to a net loss of $36,000 or $0.05 basic and diluted loss per share for the comparable period in 2002. The increase in Suncoast’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

     Interest income increased to $3.4 million for the year ended December 31, 2003 from $3.0 million for the year ended December 31, 2002. Interest income on loans increased to $3.0 million in 2003 from $2.5 million in 2002 primarily due to an increase in the average loan portfolio balance from $35.6 million for the year ended December 31, 2002 to $48.5 million for 2003 which was partially offset by a decrease in the average yield from 6.91% to 6.23%. Interest income on securities decreased to $381,000 in 2003 from $491,000 in 2002 primarily due to a decrease in the average yield from 5.65% to 3.88%. Interest income on other interest-earning assets decreased to $42,000 in 2003 from $55,000 in 2002 primarily due to a decrease in the average yield to 1.05% in 2003 from 1.39% in 2002.

     Interest expense on deposits was $1.2 million for the year ended December 31, 2003 compared to $1.3 million for 2002. Interest expense on deposits decreased due to a decrease in the average rate paid from 3.05% in 2002 to 2.32% in 2003, which was offset by an increase in average interest-bearing deposits from $42.4 million in 2002 to $53.9 million in 2003.

Provision for Loan Losses

     The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Suncoast, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Suncoast’s market areas, and other factors related to the collectibility of Suncoast’s loan portfolio. Suncoast recorded a provision for loan losses for the year ended December 31, 2003 of $136,000 compared to $166,000 in 2002. The allowance for loan losses was $654,000 at December 31, 2003. Management believes the allowance was adequate at December 31, 2003.

Noninterest Income

     Noninterest income decreased to $90,000 for the year ended December 31, 2003 compared to $113,000 for the year ended December 31, 2002. The decrease was primarily due to a net loss of $1,000 on sale of securities available-for-sale in 2003, compared to a net gain of $39,000 in 2002.

Noninterest Expense

     Noninterest expense was $1.9 million for the year ended December 31, 2003 compared to $1.7 million for the year ended December 31, 2002. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the growth of the Company.

Income Taxes

     The income tax expense for the year ended December 31, 2003 was approximately $89,000 (an effective rate of 38.0%) compared to an income tax benefit of approximately $21,000 for 2002 (an effective rate of 37.5%) for the 2002 period.

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

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast’s cumulative one-year gap at December 31, 2003, was a negative (28.6)% of total assets.

     Principal among Suncoast’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast’s net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast’s demand, money market, and NOW deposit accounts approximated 67.7% and 67.1% of total deposits at December 31, 2003 and 2002, respectively. These accounts bore a weighted average cost of deposits of 1.47% and 1.83% during the years ended December 31, 2003 and 2002, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast’s total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2003 and 2002, approximately 12.6% and 16.4%, respectively, of Suncoast’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2003 and 2002, Suncoast’s liquidity ratio was approximately 27% and 33%, respectively. Suncoast also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to Suncoast’s interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown:

	Under	3 to 12		Over
	3 Months	Months	1-5 Years	5 Years	Totals
		(dollars in thousands)
Interest bearing deposits with banks	$507	$—	$—	$—	$507
Federal funds sold	6,326	—	—	—	6,326
Loans (1)	20,939	3,790	32,618	3,701	61,048
Securities (3)	—	—	4,165	6,338	10,503

Total rate-sensitive assets (earning assets)	$27,772	$3,790	$36,783	$10,039	$78,384

Money market (2)	$38,587	$—	$—	$—	$38,587
Savings and NOW deposits (2)	5,680	—	—	—	5,680
Certificates of deposit (2)	2,943	7,562	13,621	—	24,176
Other borrowings	501	—	—	—	501

Total rate-sensitive liabilities	$47,711	$7,562	$13,621	$—	$68,894

Gap (repricing differences)	$(19,939)	$(3,772)	$23,162	$10,039	$9,490

Cumulative Gap	$(19,939)	$(23,711)	$(549)	$9,490

Cumulative GAP/total assets	(24.1)%	(28.6)%	(.7)%	11.5%

Cumulative GAP/total earning assets	(25.4)%	(30.2)%	(.7)%	12.1%

Total Assets				$82,766

Total earning assets				$78,384

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.

(3)	Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over five years. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.

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

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
		(dollars in thousands)
Interest-earning assets:
Loans	$(242)	$898	$(88)	$568
Investment securities	(154)	64	(20)	(110)
Other interest-earning assets	(13)	—	—	(13)

Total	(409)	962	(108)	445

Interest-bearing liabilities:
Deposits:
Money market deposits	(140)	212	(59)	13
Savings and NOW deposits	(9)	22	(4)	9
Time deposits	(105)	46	(7)	(66)
Other	(1)	1	—	—

Total	(255)	281	(70)	(44)

Net change in net interest income	$(154)	$681	$(38)	$489

Financial Condition

Lending Activities

     A significant source of income for Suncoast is the interest earned on loans. At December 31, 2003, Suncoast’s total assets were $82.8 million and its net loans were $60.5 million or 73.0% of total assets. At December 31, 2002, Suncoast’s total assets were $61.0 million and its net loans were $40.5 million or 66.3% of total assets.

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

     The following table sets forth information concerning Suncoast’s loan portfolio by type of loan at the dates indicated:

	At December 31
	2003		2002
	Amount	% of Total	Amount	% of Total
		(dollars in thousands)
Commercial	$3,904	6.4%	$2,865	7.0%
Commercial real estate	41,091	67.3%	22,473	54.9%
Residential real estate	14,227	23.3%	11,804	28.9%
Consumer	1,826	3.0%	3,756	9.2%

Total loans	$61,048	100.0%	$40,898	100.0%

Plus: Net deferred Costs	66		77
Less: Allowance for loan losses	(654)		(518)

Loans, net	$60,460		$40,457

     The following table reflects the contractual principal repayments by period of Suncoast’s loan portfolio at December 31, 2003:

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total
		(in thousands)
Commercial	$1,574	$1,401	$929	$3,904
Commercial real estate	3,748	6,648	30,695	41,091
Residential real estate	1,277	571	12,379	14,227
Consumer	1,067	759	—	1,826

Total loans	$7,666	$9,379	$44,003	$61,048

Loans with maturities over one year:
Fixed rate				$7,789
Variable rate				45,593

Total maturities greater than one year				$53,382

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2003 and 2002, approximately 90.6% and 83.8%, respectively, of the total loan portfolio was collateralized by real estate of which 67.3% and 54.9% of the total loan portfolio was secured by commercial real estate as of December 31, 2003 and 2002, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2003 the Bank had no nonperforming assets. At December 31 2002, the Bank had $153,000 of nonperforming assets.

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

     The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Suncoast operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition — Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss Suncoast would suffer upon default.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2003:

Commercial	6.4%
Commercial real estate	67.3%
Residential real estate	23.3%
Consumer	3.0%

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

     At December 31, 2003, no loans were considered by management to be impaired or in-substance foreclosed.

     There were no nonaccrual loans or loans over 90 days delinquent at December 31, 2003 and 2002. There was no foreclosed real estate owned at December 31, 2003. There was $153,000 of foreclosed real estate at December 31, 2002.

Allowance for Credit Losses

     In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Suncoast’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Credit Losses.”

     Management continues to actively monitor Suncoast’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast’s allowance for loan losses at December 31, 2003 and 2002 was approximately $654,000 and $518,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2003.

     The following table sets forth information with respect to activity in Suncoast’s allowance for loan losses during the periods indicated:

For the Year Ended December 31
(dollars in thousands)
	2003	2002
Allowance at beginning of period	$518	$352

Charge-offs:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total charge-offs	-0-	-0-

Recoveries:
Commercial	-0-	-0-
Commercial real estate	-0-	-0-
Residential real estate	-0-	-0-
Consumer	-0-	-0-

Total recoveries	-0-	-0-

Provision for loan losses charged to operations	136	166

Allowance at end of period	$654	$518

Ratio of net charges-offs during the period to average loans outstanding during the period	-0-%	-0-%

Allowance for loan losses as a percentage of nonperforming loans	-0-%	-0-%

     Suncoast classifies its loan portfolio for internal purposes as residential mortgage loans, consumer loans, commercial real estate and commercial loans. Suncoast prepares its quarterly computation of allowance for losses in this manner. The following table presents information regarding the Suncoast’s total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31
	2003		2002
		% of Loans to		% of Loans to
	Amount	Total Loans	Amount	Total Loans
	(in thousands)
Commercial	$38	6.4%	$36	7.0%
Commercial real estate	400	67.3%	284	54.9%
Residential real estate	184	23.3%	150	28.9%
Consumer	32	3.0%	48	9.2%

Total allowance for loan losses	$654	100.0%	$518	100.0%

     The allowance for loan losses represented 1.07% of the total loans outstanding as of December 31, 2003, compared with 1.26% of the total loans outstanding as of December 31, 2002.

Investment Securities

     Suncoast’s investment securities portfolio at December 31, 2003 and 2002, consisted of United States Government agency obligations and mortgage-backed securities. The following table sets forth the current value of Suncoast’s investment portfolio at the dates indicated:

	At December 31
	(in thousands)
	2003	2002
Investment securities:
Available-for-sale:
U.S. Government agency obligations	$3,011	$2,880
Mortgage-backed securities	7,122	5,812

Total	$10,133	$8,692

     The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

			After One Year		After Five Years
	One Year or Less		to Five Years		to Ten Years		After Ten Years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
December 31, 2003:
U.S. Government agency securities	$-0-	-0-%	$2,010	3.17%	$1,001	5.04%	$-0-	-0-%	$3,011	4.06%
Mortgage-backed securities	-0-	-0-%	1,328	4.63%	2,508	4.48%	3,286	4.87%	7,122	4.69%

	$-0-	-0-%	$3,338	3.99%	$3,509	4.64%	$3,286	4.87%	$10,133	4.50%

December 31, 2002:
U.S. Government agency securities	$-0-	-0-%	$1,844	6.27%	$1,036	6.25%	$-0-	-0-%	$2,880	6.26%
Mortgage-backed securities	-0-	-0-%	1,438	4.80%	2,035	5.40%	2,339	6.01%	5,812	5.49%

	$-0-	-0-%	$3,282	5.63%	$3,071	5.69%	$2,339	6.01%	$8,692	5.75%

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

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business - Supervision and Regulation - Capital Requirements.” As of December 31, 2003, Suncoast Bank met the definition of a “well capitalized” depository institution.

     The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31
	2003		2002
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(in thousands)
Money market deposits	$29,149	1.77%	$20,480	2.46%
Savings and NOW deposits	5,658	1.04%	3,943	1.27%
Time deposits	19,122	3.53%	18,011	4.11%

Total interest-bearing deposits	$53,929	2.32%	$42,434	3.05%

     Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast’s depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. Asignificant amount of Suncoast’s certificates of deposit will mature during the year ending December 31, 2003. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast’s certificates of deposit during the year ending December 31, 2003, will have a material adverse effect on Suncoast’s liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast’s net earnings.

Jumbo certificates ($100,000 and over) mature as follows:

	At December 31
	(in thousands)
	2003	2002
Due in three months or less	$981	$587
Due from three months to one year	3,490	3,045
Due from twelve months to five years	5,900	1,837

	$10,371	$5,469

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

Item 7. Financial Statements

     The financial statements of Suncoast as of and for the years ended December 31, 2003 and 2002 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

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

     The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14. The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2004, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant’s fiscal year end (the “Proxy Statement”), as incorporated herein by reference.

SECTION 16(a) REPORTING REQUIREMENTS

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, Suncoast believes that, during 2003, all filing requirements applicable to reporting persons were met.

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

Equity Compensation Plan Information

			Number of
			securities remaining
			available for future
	Number of		issuance under
	securities to be	Weighted-average	equity
	issued upon exercise	exercise price of	compensation plans
	of outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights (a)	and rights (b)	in column (a)) (b)
Equity compensation plans approved by security holders	68,000	$10.00	2,000
Equity compensation plans not approved by security holders	—	—	2,000

Total	68,000	$10.00	—

Item 12. Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement No. 333-70231 (the “Registration Statement”))

3.2	-	Bylaws of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Suncoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement) *

10.2	-	Suncoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.3	-	Suncoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.4	-	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 2001)

13.1	-	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

14.1	-	Code of Ethics

21.1	-	List of Subsidiaries of Suncoast Bancorp, Inc.

23.1	-	Consent of Hacker, Johnson, & Smith, P.A.

99.1	-	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.2	-	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by Suncoast during the last fiscal quarter covered by this report.

Item 14. Principal Accountant Fees and Services

     The information contained in the section captioned “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 20th day of March, 2004.

SUNCOAST BANCORP, INC.

/s/ John T. Stafford

President and Chief Executive Officer

/s/ John S. Wilks

Chief Financial Officer
(Principal financial officer and
principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 2004.

Signature		Title
/s/	Larry Berberich	Director

Larry Berberich

/s/	Henry E. Black, M.D.	Director

Henry E. Black, M.D.

/s/	H. R. Foxworthy	Chairman of the Board; Director

H. R. Foxworthy

/s/	William F. Gnerre	Executive Vice President, Secretary and Director

William F. Gnerre

/s/	James C. Rutledge	Director

James C. Rutledge

/s/	John T. Stafford	President and Chief Executive Officer and Director

John T. Stafford

Signature		Title
/s/	Stanley A. Williams	Director

Stanley A. Williams

/s/	Roy A. Yahraus	Director

Roy A. Yahraus

CERTIFICATIONS

I, John T. Stafford, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Suncoast Bancorp, Inc.;

1.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

4.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 20, 2004	By:	/s/ John T. Stafford
John T. Stafford, President and Chief
Executive Officer

I, John S. Wilks, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Suncoast Bancorp, Inc.;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 20, 2004	By:	/s/ John S. Wilks
John S. Wilks, Senior Vice President and
Chief Financial Officer

Suncoast Bancorp, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2003

EXHIBIT INDEX

Exhibit
No.	Exhibit
13.1	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Hacker, Johnson, & Smith, P.A.

99.1	Certification of President and Chief Executive Officer

99.2	Certification of Chief Financial Officer