Form 10QSB
period 2004-03-31
SUNCOAST BANCORP INC
filed 2004-05-12
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

___________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares
(class)	Outstanding at April 22, 2004

Transitional Small Business Format (Check One): YES ☐ NO ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,286	3,580
Interest-bearing deposits with banks	501	507
Federal funds sold	3,457	6,326

Total cash and cash equivalents	8,244	10,413
Securities available for sale	11,935	10,133
Loans, net of allowance for loan losses of $695 and $654	65,728	60,460
Premises and equipment, net	439	344
Federal Reserve Bank stock, at cost	219	219
Federal Home Loan Bank stock, at cost	229	151
Accrued interest receivable	324	250
Deferred tax assets	605	673
Other assets	148	123

Total assets	$87,871	82,766

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	8,615	6,284
Savings and NOW deposits	6,954	5,680
Money-market deposits	31,745	38,587
Time deposits	32,345	24,126

Total deposits	79,659	74,677
Other borrowings	501	501
Other liabilities	190	136

Total liabilities	80,350	75,314

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, of which 300,000 designated as convertible preferred stock, $10 liquidation value, 225,400 shares issued and outstanding	2	2
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	8,611	8,611
Accumulated deficit	(1,111)	(1,125)
Accumulated other comprehensive income (loss)	12	(43)

Total stockholders’ equity	7,521	7,452

Total liabilities and stockholders’ equity	$87,871	82,766

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$907	685
Securities	104	95
Other	12	15

Total interest income	1,023	795

Interest expense:
Deposits	363	304
Other borrowings	1	2

Total interest expense	364	306

Net interest income	659	489
Provision for loan losses	41	21

Net interest income after provision for loan losses	618	468

Noninterest income:
Service charges on deposit accounts	13	9
Other service charges and fees	14	12
Gain on sale of securities available for sale	—	3
Other	1	1

Total noninterest income	28	25

Noninterest expense:
Salaries and employee benefits	316	267
Occupancy and equipment	94	82
Professional fees	49	55
Data processing	36	29
Stationery and supplies	24	19
Other	37	51

Total noninterest expense	556	503

Earnings (loss) before income taxes	90	(10)
Income taxes (benefit)	34	(4)

Net earnings (loss)	56	(6)
Preferred stock dividend	(42)	—

Net earnings (loss) applicable to common stockholders	$14	(6)

Earnings (loss) per share, basic and diluted	$.02	(.01)

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2004 and 2003

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$—	7	6,394	(1,224)	80	5,257

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(6)	—	(6)
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(30)	(30)

Comprehensive income (loss) (unaudited)						(36)

Balance at March 31, 2003 (unaudited)	$—	7	6,394	(1,230)	50	5,221

Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	56	—	56
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	55	55

Comprehensive income (unaudited)						111

Preferred stock dividend (unaudited)	—	—	—	(42)	—	(42)

Balance at March 31, 2004 (unaudited)	$2	7	8,611	(1,111)	12	7,521

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$56	(6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	35	31
Provision for loan losses	41	21
Net amortization of deferred loan costs	8	18
Deferred income taxes (benefit)	34	(4)
Gain on sale of securities available for sale	—	(3)
Writedown of foreclosed real estate	—	17
(Increase) decrease in accrued interest receivable	(74)	21
(Increase) decrease in other assets	(25)	35
Increase in other liabilities	12	7

Net cash provided by operating activities	87	137

Cash flows from investing activities:
Purchase of securities available for sale	(2,031)	(1,025)
Repayment of securities available for sale	318	655
Proceeds from sale of securities available for sale	—	1,003
Purchase of Federal Home Loan Bank stock	(78)	(68)
Net increase in loans	(5,317)	(3,070)
Purchase of premises and equipment	(130)	(6)

Net cash used in investing activities	(7,238)	(2,511)

Cash flows from financing activities:
Net increase in deposits	4,982	1,288
Net increase in other borrowings	—	2

Net cash provided by financing activities	4,982	1,290

Net decrease in cash and cash equivalents	(2,169)	(1,084)
Cash and cash equivalents at beginning of period	10,413	9,983

Cash and cash equivalents at end of period	$8,244	8,899

Supplemental disclosure of cash flow information:
Cash paid during the period for- Interest	$347	319

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net of tax	$55	(30)

Preferred stock dividends payable	$42	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. However, the Bank converted to a state (Florida) chartered commercial bank and became a member of the Federal Reserve System on January 1, 2003. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

(2) Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three months ended March 31, 2003 and 2004.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$654	518
Provision charged to operations	41	21

Balance at end of period	$695	539

There were no nonaccrual loans or loans past due ninety days or more, but still accruing at March 31, 2003 and 2004.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3) Loss Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. In 2004, outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. In 2003, because of losses stock options were antidilutive. The preferred stock is not considered dilutive. The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	Three Months Ended March 31, 2004
	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$14	700,000	$.02

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	270

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$14	700,270	$.02

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4) Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 28,000 shares of common stock have been reserved under this Plan. At March 31, 2004, 2,000 options remain available for grant.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. At March 31, 2004, all stock options have been granted under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003 and March 31, 2004	68,000	$10.00	10.00	680

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board No. 123 to stock-based employee compensation (dollars in thousands, except share amounts).

	Three Months Ended March 31,
	2004	2003
Net earnings (loss) applicable to common stockholders, as reported	$14	(6)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(2)	(4)

Proforma net earnings (loss) applicable to common stockholders	$12	(10)

Earnings (loss) per share, basic and diluted	$.02	(.01)

Proforma earnings (loss) per share, basic and diluted	$.02	(.01)

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	10.28%	10.00%
Tier I capital to risk-weighted assets	9.38%	6.00%
Tier I capital to total assets - leverage ratio	8.80%	5.00%

At March 31, 2004, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%.

(6) Preferred Stock

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for $2,219,000, net of issuance cost of approximately $35,000. Preferred stock dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued preferred stock dividends totaled $88,000 at March 31, 2004. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $8.50 per share (subject to antidilution adjustments) on the earlier of September 5, 2005 or a change of control of the Company, and will pay share cumulative preferred stock dividends of .06 of a share of preferred stock on September 30, 2004 and 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida April 21, 2004

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2004 and December 31, 2003

General

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank was incorporated under the laws of the United States and received its charter from the Comptroller of the Currency. However, the Bank converted to a state (Florida) chartered commercial bank and became a member of the Federal Reserve System on January 1, 2003. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2004 were from net deposit inflows of $5.0 million, proceeds from the sale and repayment of securities available for sale of $318,000 and net from cash provided by operations of $87,000. Cash was used primarily to originate loans, net of principal repayments, totaling $5.3 million and to purchase securities of $2.0 million.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

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

A summary of the Company’s financial instruments, which approximates fair value, with off-balance-sheet risk at March 31, 2004 follows (in thousands):

Contract Amount
Commitments to extend credit	$2,667

Unused line of credit and construction	$16,502

Standby letters of credit	$296

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	9.09%	8.98%	8.75%
Equity to total assets at end of period	8.56%	9.00%	8.39%
Return on average assets (1)	0.27%	0.22%	(0.04)%
Return on average equity (1)	2.99%	2.43%	(0.46)%
Noninterest expenses to average assets (1)	2.70%	2.87%	3.36%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	22%

(1)	Annualized for the three months ended March 31.

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

		Three Months Ended March 31,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$60,878	907	5.96%	$41,936	685	6.53%
Securities	10,377	104	4.01	7,997	95	4.75
Other interest-earning assets (1)	5,721	12	0.84	5,077	15	1.18

Total interest-earning assets	76,976	1,023	5.32	55,010	795	5.78

Noninterest-earning assets	5,441			4,895

Total assets	$82,417			$59,905

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	41,424	160	1.54	31,840	143	1.80
Time deposits	26,710	203	3.04	17,069	161	3.77

Total interest-bearing deposits	68,134	363	2.13	48,909	304	2.49
Other interest-bearing liabilities (2)	515	1	0.78	1,027	2	0.78

Total interest-bearing liabilities	68,649	364	2.12	49,936	306	2.45

Noninterest-bearing deposits	6,183			4,633
Noninterest-bearing liabilities	92			96
Stockholders’ equity	7,493			5,240

Total liabilities and stockholders’ equity	$82,417			$59,905

Net interest income		$659			$489

Interest-rate spread (3)			3.20%			3.33%

Net interest margin (4)			3.42%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.10

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Net earnings applicable to common stockholders for the three months ended March 31, 2004 were $14,000 or $.02 basic and diluted earnings per share compared to a net loss of $6,000 or $.01 basic and diluted loss per share for the three months ended March 31, 2003. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $1,023,000 for the three months ended March 31, 2004 from $795,000 for the three months ended March 31, 2003. Interest income on loans increased to $907,000 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 2004 which was partially offset by a decrease in the weighted-average yield earned in 2004. Interest on securities increased primarily due to an increase in the average securities balance in 2004.

Interest expense on interest-bearing deposits increased to $363,000 for the three months ended March 31, 2004 compared to $304,000 for the three months ended March 31, 2003. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2004 partially offset by a decrease in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $41,000 for the three months ended March 31, 2004 compared to $21,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $695,000 at March 31, 2004 is adequate.

Noninterest Income. Noninterest income increased to $28,000 during the three month period ended March 31, 2004 compared $25,000 for the same period in 2003.

Noninterest Expenses. Noninterest expenses increased to $556,000 during the three-month period ended March 31, 2004 compared to $503,000 for the same period in 2003. Noninterest expense increased primarily due to the growth of the Company.

Income Taxes (Benefit). The income taxes for the three months ended March 31, 2004 was $34,000 (an effective rate of 37.8%) compared to an income tax benefit of $4,000 (an effective rate of 40.0%) for the comparable 2003 period.

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. filed with the Florida Secretary of State on June 23, 2003.

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2004:

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC. (Registrant)

Date:	May 12, 2004	By:	/s/ JOHN T. STAFFORD

John T. Stafford, President and Chief Executive Officer

Date:	May 12, 2004	By:	/s/ JOHN S. WILKS

John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)