Form 10QSB
period 2004-06-30
SUNCOAST BANCORP INC
filed 2004-08-12
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	700,000 shares
(class)	Outstanding at July 22, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$4,225	3,580
Interest-bearing deposits with banks	518	507
Federal funds sold	3,593	6,326

Total cash and cash equivalents	8,336	10,413

Securities available for sale	9,921	10,133
Loans, net of allowance for loan losses of $776 and $654	71,016	60,460
Premises and equipment, net	414	344
Federal Reserve Bank stock, at cost	226	219
Federal Home Loan Bank stock, at cost	204	151
Accrued interest receivable	271	250
Deferred tax assets	709	673
Other assets	184	123

Total assets	$91,281	82,766

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	7,006	6,284
Savings and NOW deposits	6,742	5,680
Money-market deposits	32,122	38,587
Time deposits	37,341	24,126

Total deposits	83,211	74,677

Other borrowings	501	501
Other liabilities	253	136

Total liabilities	83,965	75,314

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, of which 300,000 designated as convertible preferred stock, $10 liquidation value, 225,400 shares issued and outstanding	2	2
Common stock, $.01 par value 10,000,000 shares authorized, 700,000 shares issued and outstanding	7	7
Additional paid-in capital	8,611	8,611
Accumulated deficit	(1,076)	(1,125)
Accumulated other comprehensive income (loss)	(228)	(43)

Total stockholders’ equity	7,316	7,452

Total liabilities and stockholders’ equity	$91,281	82,766

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$1,000	717	1,907	1,402
Securities	88	91	192	186
Other	18	14	30	29

Total interest income	1,106	822	2,129	1,617

Interest expense:
Deposits	403	322	766	626
Other borrowings	—	1	1	3

Total interest expense	403	323	767	629

Net interest income	703	499	1,362	988

Provision for loan losses	81	19	122	40

Net interest income after provision for loan losses	622	480	1,240	948

Noninterest income:
Service charges on deposit accounts	11	10	24	19
Other service charges and fees	15	7	29	20
Loss on sale of securities available for sale	—	(4)	—	(1)
Other	1	—	2	—

Total noninterest income	27	13	55	38

Noninterest expense:
Salaries and employee benefits	296	246	612	513
Occupancy expense	103	83	197	165
Professional fees	40	27	89	82
Data processing	38	38	74	67
Stationery and supplies	20	15	44	34
Other	40	56	77	107

Total noninterest expense	537	465	1,093	968

Earnings before income taxes	112	28	202	18

Income taxes	43	11	77	7

Net earnings	69	17	125	11

Preferred stock dividend	(34)	—	(76)	—

Net earnings applicable to common stockholders	$35	17	49	11

Earnings per share, basic and diluted	$.05	.02	.07	.02

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$—	7	6,394	(1,224)	80	5,257

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	11	—	11

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	21	21

Comprehensive income (unaudited)						32

Sale of preferred stock (unaudited)	1	—	1,122	—	—	1,123

Balance at June 30, 2003 (unaudited)	$1	7	7,516	(1,213)	101	6,412

Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	125	—	125

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(185)	(185)

Comprehensive income (loss) (unaudited)						(60)

Preferred stock dividend (unaudited)	—	—	—	(76)	—	(76)

Balance at June 30, 2004 (unaudited)	$2	7	8,611	(1,076)	(228)	7,316

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$125	11
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74	59
Provision for loan losses	122	40
Net amortization of loan fees, premiums and discounts	11	21
Provision for deferred income taxes	77	7
Loss on sale of securities available for sale	—	1
Writedown of foreclosed real estate	—	17
(Increase) decrease in accrued interest receivable	(21)	13
(Increase) decrease in other assets	(61)	49
Increase in other liabilities	41	16

Net cash provided by operating activities	368	234

Cash flows from investing activities:
Purchase of securities available for sale	(2,008)	(9,070)
Principal repayments of securities available for sale	922	1,378
Proceeds from sale of securities available for sale	1,000	4,644
Purchase of Federal Home Loan Bank stock	(53)	(67)
Net increase in loans	(10,689)	(5,117)
Purchase of premises and equipment	(144)	(8)
Purchase of Federal Reserve Bank stock	(7)	—

Net cash used in investing activities	(10,979)	(8,240)

Cash flows from financing activities:
Net increase in deposits	8,534	6,228
Net increase in other borrowings	—	3
Proceeds from sale of preferred stock	—	1,123

Net cash provided by financing activities	8,534	7,354

Net decrease in cash and cash equivalents	(2,077)	(652)

Cash and cash equivalents at beginning of period	10,413	9,983

Cash and cash equivalents at end of period	$8,336	9,331

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$740	632

Income taxes	$—	—

Noncash transactions:
Transfer from foreclosed real estate to loans	$—	136

Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(185)	21

Preferred stock dividends payable	$76	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the three- and six- month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

No loans were identified as impaired at or during the three and six months ended June 30, 2004 and 2003. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$695	539	654	518
Provision charged to earnings	81	19	122	40

Balance at end of period	$776	558	776	558

There were no nonaccrual loans or loans past due ninety days or more, but still accruing at June 30, 2004 and 2003.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. In 2004, outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. In 2003, because of losses stock options were antidilutive, there were 700,000 shares outstanding during the 2003 periods. The preferred stock is not considered dilutive. The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30, 2004:
Basic EPS:
Net earnings available to common stockholders	$35	700,000	$.05

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	9,305

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$35	709,305	$.05

Six Months Ended June 30, 2004:
Basic EPS:
Net earnings available to common stockholders	$49	700,000	$.07

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	7,352

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$49	707,352	$.07

For the three and six months ended June 30, 2004 the following options were excluded from the calculation due to the average market price being higher than the exercise price:

Number of Shares	Exercise Price	Year Granted	Year Expiring
2,000	$12.50	2004	2014

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 56,000 shares of common stock have been reserved under this Plan. At June 30, 2004, 28,000 shares have been granted under this plan.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 42,000 shares of common stock have been reserved under this Plan. At June 30, 2004, all stock options have been granted under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	68,000	$10.00	10.00	680
Options granted	2,000	12.50	12.50	25

Outstanding at June 30, 2004	70,000	$10.00-12.50	10.07	705

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation (dollars in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings applicable to common stockholders, as reported	$35	17	49	11

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(2)	(4)	(4)	(8)

Proforma net earnings applicable to common stockholders	$33	13	45	3

Earnings per share, basic and diluted	$.05	.02	.07	.02

Proforma earnings per share, basic and diluted	$.05	.02	.06	—

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options, Continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three and six months ended June 30, 2003:

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004
Weighted-average risk-free interest rate	5.08%	5.08%
Dividend yield	—%	—%
Volatility	31.00%	31.00%
Expected life in years	10	10

Weighted-average grant date fair value of options issued during the period	$6.63	6.63

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement for Well- Capitalized Banks
Total capital to risk-weighted assets	9.90%	10.00%
Tier I capital to risk-weighted assets	8.93%	6.00%
Tier I capital to total assets - leverage ratio	8.13%	5.00%

At June 30, 2004, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, the Bank also agreed that it will raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003. The Bank is in compliance with these requirements.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Preferred Stock

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for $2,219,000, net of issuance cost of approximately $35,000. Preferred stock dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. Cumulative accrued preferred stock dividends totaled $122,000 at June 30, 2004. The cumulative convertible preferred stock is manditorily convertible into common stock at a conversion price of $8.50 per share (subject to antidilution adjustments) on the earlier of September 30, 2005 or a change of control of the Company, and will pay share cumulative preferred stock dividends computed at 6% on September 30, 2004 and 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six- month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003, the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 22, 2004

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2004 and December 31, 2003

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2004 were from net deposit inflows of $8.5 million, proceeds from the sale and repayment of securities available for sale of $1.9 million and net cash provided by operations of $368,000. Cash was used primarily to originate loans, net of principal repayments, totaling $10.7 million and to purchase securities of $2.0 million.

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

A summary of the Company’s financial instruments, which approximates fair value, with off-balance-sheet risk at June 30, 2004 follows (in thousands):

Contract Amount
Commitments to extend credit	$1,439

Unused line of credit and construction	$15,461

Standby letters of credit	$296

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003
Average equity as a percentage of average assets	8.78%	8.98%	9.35%
Equity to total assets at end of period	8.02%	9.00%	9.37%
Return on average assets (1)	0.29%	0.22%	0.04%
Return on average equity (1)	3.33%	2.43%	0.38%
Noninterest expenses to average assets (1)	2.55%	2.87%	3.10%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$68,714	1,000	5.84%	$45,272	717	6.34%
Securities	10,539	88	3.35	9,665	91	3.77
Other interest-earning assets (1)	4,119	18	1.76	5,627	14	1.00

Total interest-earning assets	83,372	1,106	5.32	60,564	822	5.43

Noninterest-earning assets	5,509			4,623

Total assets	$88,881			$65,187

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	39,644	153	1.55	35,198	153	1.74
Time deposits	33,817	250	2.97	18,635	169	3.63

Total interest-bearing deposits	73,461	403	2.20	53,833	322	2.39

Other interest-bearing liabilities (2)	596	—	—	1,028	1	0.39

Total interest-bearing liabilities	74,057	403	2.19	54,861	323	2.36

Noninterest-bearing liabilities	7,270			4,509
Stockholders’ equity	7,554			5,817

Total liabilities and stockholders’ equity	$88,881			$65,187

Net interest income		$703			$499

Interest-rate spread (3)			3.13%			3.07%

Net interest margin (4)			3.39%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.10

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans	$65,128	1,907	5.87%	$43,613	1,402	6.43%
Securities	10,458	192	3.68	8,835	186	4.21
Other interest-earning assets (1)	4,921	30	1.22	5,420	29	1.07

Total interest-earning assets	80,507	2,129	5.30	57,868	1,617	5.59

Noninterest-earning assets	5,162			4,515

Total assets	$85,669			$62,383

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	40,534	312	1.54	33,527	296	1.77
Time deposits	30,263	454	3.01	17,856	330	3.70

Total interest-bearing deposits	70,797	766	2.17	51,383	626	2.44
Other interest-bearing liabilities (2)	556	1.36		1,028	3	0.58

Total interest-bearing liabilities	71,353	767	2.16	52,411	629	2.40

Noninterest-bearing liabilities	6,792			4,137
Stockholders’ equity	7,524			5,835

Total liabilities and stockholders’ equity	$85,669			$62,383

Net interest income		$1,362			$988

Interest-rate spread (3)			3.14%			3.19%

Net interest margin (4)			3.40%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.10

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Net earnings applicable to common shareholders for the three months ended June 30, 2004 was $36,000 or $.05 basic and diluted earnings per share compared to net earnings of $17,000 or $.02 basic and diluted earnings per share for the three months ended June 30, 2003. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $284,000 from $822,000 for the three months ended June 30, 2003 to $1,106,000 for the three months ended June 30, 2004. Interest income on loans increased $283,000 primarily due to an increase in the average loan portfolio balance from $45.3 million for the three months ended June 30, 2003 to $68.7 million for the comparable period in 2004 which was partially offset by a decrease in the weighted-average yield from 6.34% in 2003 to 5.84% in 2004. Interest on securities decreased $3,000 primarily due to a decrease in the weighted average yield from 3.77% in 2003 to 3.35% in 2004, which was partially offset by an increase in the average securities balance to $10.5 million in 2004 from $9.7 million in 2003.

Interest expense on interest-bearing deposits increased to $403,000 for the three months ended June 30, 2004 compared to $322,000 for the three months ended June 30, 2003. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $53.8 million in 2003 to $73.5 million in 2004 partially offset by a decrease in the weighted rate paid from 2.39% in 2003 to 2.20% in 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $81,000 for the three months ended June 30, 2004 compared to $19,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $776,000 at June 30, 2004 is adequate.

Noninterest Income. Noninterest income increased $14,000 during the three month period ended June 30, 2004 compared to the same period in 2003.

Noninterest Expenses. Noninterest expenses increased $72,000 during the three-month period ended June 30, 2004 compared to the same period in 2003. Noninterest expense increased primarily due to an increase in salaries and employee benefits.

Income Taxes. The income taxes for the three months ended June 30, 2004 was $43,000 (an effective rate of 38.4%) compared to income taxes of $11,000 (an effective rate of 39.3%) for the comparable 2003 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Net earnings applicable to common shareholders for the six months ended June 30, 2004 was $50,000 or $.07 basic and diluted earnings per share compared to a net earnings of $11,000 or $.02 basic and diluted earnings per share for the six months ended June 30, 2003. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $512,000, from $1,617,000 for the six months ended June 30, 2003 to $2,129,000 for the six months ended June 30, 2004. Interest income on loans increased $505,000 primarily due to an increase in the average loan portfolio balance from $43.6 million for the six months ended June 30, 2003 to $65.1 million for the comparable period in 2004 which was partially offset by a decrease in the weighted-average yield from 6.43% in 2003 to 5.87% in 2004. Interest on securities increased $6,000 primarily due to an increase in the average securities balance to $10.5 million in 2004 from $8.8 million in 2003, which was partially offset by a decrease in the weighted average yield from 4.21% in 2003 to 3.68% in 2004.

Interest expense on interest-bearing deposits increased to $766,000 for the six months ended June 30, 2004 compared to $626,000 for the six months ended June 30, 2003. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $51.4 million in 2003 to $70.8 million in 2004 partially offset by a decrease in the weighted rate paid from 2.44% in 2003 to 2.17% in 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $122,000 for the six months ended June 30, 2004 compared to $40,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $776,000 at June 30, 2004 is adequate.

Noninterest Income. Noninterest income increased $17,000 during the six month period ended June 30, 2004 compared to the same period in 2003.

Noninterest Expenses. Noninterest expenses increased $125,000 during the six-month period ended June 30, 2004 compared to the same period in 2003. Noninterest expense increased primarily due to an increase in salaries and employee benefits.

Income Taxes. Income taxes for the six months ended June 30, 2004 was $77,000 (an effective rate of 38.1%) compared to income taxes of $7,000 (an effective rate of 38.9%) for the comparable 2003 period.

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

Item 2. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of SunCoast Bancorp, Inc., was held on May 11, 2004, to consider the election of eight directors. Shareholders elected eight directors with terms expiring at the Annual Meeting in 2005. The shareholders also voted upon the amendment of Officer and Employee Stock Option Plan.

At the Annual Meeting, 543,810 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

	Term Expiring	For	Against	Abstain
Larry Berberich	2005	543,810	—	—
Henry E. Black, M.D.	2005	543,810	—	—
H.R. Foxworthy	2005	543,810	—	—
William P. Gnerre	2005	543,810	—	—
James C. Rutledge	2005	543,810	—	—
John T. Stafford	2005	543,810	—	—
Dr. Stanley A. Williams	2005	543,810	—	—
Roy A. Yahraus	2005	543,810	—	—

The shareholder vote on one other matter considered at the meeting was as follows-

	For	Against	Abstain
Amendment of the Officer and Employee Stock Option Plan	519,850	22,950	1,010

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. filed with the Florida Secretary of State on June 23, 2003.

4.1	Specimen Stock certificate of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Form of Employment Agreement entered into between the Bank and William F. Gnerre (Incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.2	SunCoast Bancorp, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.3	SunCoast Bancorp, Inc. Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement)*

10.4	Lease Agreement dated August 28, 1998 between SunCoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 1999).

10.5	Amendment No. 1 to SunCoast Bancorp, Inc. Officers’ and Employees’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or announcement required to be filed as an exhibit.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2004.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Issuer)

Date: August 12 , 2004	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: August 12 , 2004	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)