Form 10QSB
period 2004-09-30
SUNCOAST BANCORP INC
filed 2004-11-15
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	734,981 shares
(class)	Outstanding at November 8, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,328	3,580
Interest-bearing deposits with banks	18	507
Federal funds sold	9,303	6,326

Total cash and cash equivalents	13,649	10,413

Securities available for sale	9,805	10,133
Loans, net of allowance for loan losses of $813 and $654	73,468	60,460
Premises and equipment, net	395	344
Federal Reserve Bank stock, at cost	225	219
Federal Home Loan Bank stock, at cost	204	151
Accrued interest receivable	330	250
Deferred tax assets	514	673
Other assets	180	123

Total assets	$98,770	82,766

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	9,937	6,284
Savings and NOW deposits	6,519	5,680
Money-market deposits	36,815	38,587
Time deposits	37,591	24,126

Total deposits	90,862	74,677

Other borrowings	—	501
Other liabilities	151	136

Total liabilities	91,013	75,314

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, of which 300,000 designated as convertible preferred stock, $10 liquidation value, 240,975 shares issued and outstanding	2	2
Common stock, $.01 par value 10,000,000 shares authorized, 734,981 shares issued and outstanding	7	7
Additional paid-in capital	9,202	8,611
Accumulated deficit	(1,416)	(1,125)
Accumulated other comprehensive income (loss)	(38)	(43)

Total stockholders’ equity	7,757	7,452

Total liabilities and stockholders’ equity	$98,770	82,766

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$1,100	761	3,007	2,163
Securities	93	94	285	280
Other interest-earning assets	26	7	56	36

Total interest income	1,219	862	3,348	2,479

Interest expense:
Deposits	432	297	1,199	923
Other borrowings	—	8	1	11

Total interest expense	432	305	1,200	934

Net interest income	787	557	2,148	1,545

Provision for loan losses	37	18	159	58

Net interest income after provision for loan losses	750	539	1,989	1,487

Noninterest income:
Service charges on deposit accounts	12	9	36	28
Other service charges and fees	17	16	46	36
Gain (loss) on sale of securities available for sale	—	—	2	(1)

Total noninterest income	29	25	84	63

Noninterest expense:
Salaries and employee benefits	335	276	947	789
Occupancy expense	101	89	298	254
Professional fees	38	32	127	114
Data processing	32	27	106	94
Stationery and supplies	23	18	67	52
Advertising	6	4	14	14
Other	36	25	104	122

Total noninterest expense	571	471	1,663	1,439

Earnings before income taxes	208	93	410	111

Income tax provision	79	35	156	42

Net earnings	129	58	254	69
Accrued preferred stock dividends	(34)	(27)	(109)	(27)

Net earnings applicable to common stockholders	$95	31	145	42

Earnings per share:
Basic	$.13	.04	.20	.06

Diluted	$.12	.04	.20	.06

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$—	7	6,394	(1,224)	80	5,257

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	69	—	69
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(148)	(148)

Comprehensive income (loss) (unaudited)						(79)

Sale of preferred stock (net of issuance costs of $35) (unaudited)	2	—	2,217	—	—	2,219
Preferred stock dividend payable (unaudited)	—	—	—	(27)	—	(27)

Balance at September 30, 2003 (unaudited)	$2	7	8,611	(1,182)	(68)	7,370

Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income:
Net earnings (unaudited)	—	—	—	254	—	254
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	5	5

Comprehensive income (unaudited)						259

Common stock dividend (unaudited)	—	—	436	(436)	—	—
Preferred stock dividend (unaudited)	—	—	155	(109)	—	46

Balance at September 30, 2004 (unaudited)	$2	7	9,202	(1,416)	(38)	7,757

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$254	69
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109	89
Provision for loan losses	159	58
Net amortization of loan fees, premiums and discounts	15	14
Provision for deferred income taxes	156	42
Loss on sale of securities available for sale	—	1
Write down of foreclosed real estate	—	17
Increase in accrued interest receivable	(80)	(31)
(Increase) decrease in other assets	(57)	1
Increase in other liabilities	61	48

Net cash provided by operating activities	617	308

Cash flows from investing activities:
Purchase of securities available for sale	(1,991)	(9,070)
Principal repayments of securities available for sale	1,327	2,393
Proceeds from sale of securities available for sale	1,000	4,644
Purchase of FHLB stock	(53)	(68)
Purchase of FRB stock	(6)	—
Net increase in loans	(13,182)	(11,281)
Purchase of premises and equipment	(160)	(12)

Net cash used in investing activities	(13,065)	(13,394)

Cash flows from financing activities:
Net increase in deposits	16,185	6,886
Net decrease in other borrowings	(501)	(526)
Net proceeds from sale of preferred stock	—	2,219

Net cash provided by financing activities	15,684	8,579

Net increase (decrease) in cash and cash equivalents	3,236	(4,507)

Cash and cash equivalents at beginning of period	10,413	9,983

Cash and cash equivalents at end of period	$13,649	5,476

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,166	937

Income taxes	$—	—

Noncash transactions:
Transfer from foreclosed real estate to loans	$—	136

Preferred stock dividend payable	$—	27

Preferred stock dividend paid	$155	—

Preferred stock dividend accrued, beginning of period	$46	—

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$5	(148)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three- and nine- month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

No loans were identified as impaired at or during the three and nine months ended September 30, 2004 and 2003. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$776	558	654	518
Provision charged to earnings	37	18	159	58

Balance at end of period	$813	576	813	576

There were no nonaccrual loans or loans past due ninety days or more, but still accruing at September 30, 2004 or 2003.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. In 2004, outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. In 2003, because of prior year loss stock options were antidilutive, there were 734,981 shares outstanding during the 2003 periods. For the nine months ended September 30, 2004, the preferred stock is not considered dilutive using the if converted method. All per share amounts reflect the 5% stock dividend paid on September 30, 2004 (See Note 7). The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30, 2004:
Basic EPS:
Net earnings available to common stockholders	$95	734,981	$.13

Effect of dilutive securities:
Incremental shares from assumed conversion of options	—	9,005

Incremental shares from assumed conversion of preferred stock	34	297,500

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$129	1,041,486	$.12

Nine Months Ended September 30, 2004:
Basic EPS:
Net earnings available to common stockholders	$145	734,981	$.20

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	6,700

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$145	741,681	$.20

For the three and nine months ended September 30, 2004 the following options were excluded from the calculation due to the average market price being higher than the exercise price:

	Number of Shares	Exercise Price	Year Granted	Year Expiring
Nine months ended September 30, 2004	18,900	$11.38-11.90	2004	2014

Three months ended September 30, 2004	2,100	$11.38	2004	2014

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. A total of 58,800 shares of common stock have been reserved under this Plan. At September 30, 2004, option to purchase 46,200 shares have been granted under this plan.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 44,100 shares of common stock have been reserved under this Plan. All per share amounts reflect the 5% stock dividend paid on September 30, 2004 (See Note 7). At September 30, 2004, all stock options have been granted under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	71,400	$9.52	9.52	680
Options granted	18,900	11.38-11.90	11.45	216

Outstanding at September 30, 2004	90,300	$9.52-11.90	9.93	896

The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The preferred stock is only considered dilutive for the three months ended September 30, 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation (dollars in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings applicable to common stockholders, as reported	$95	31	145	42
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(14)	(4)	(18)	(12)

Proforma net earnings applicable to common stockholders	81	27	127	30
Add: Accrued preferred stock dividend as reported In net earnings applicable to common stockholders	34	—	—	—

Proforma net earnings	$115	27	127	30

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings per share:
Basic	$.13	.04	.20	.06

Diluted	$.12	.04	.20	.06

Proforma earnings per share:
Basic	$.11	.04	.17	.04

Diluted	$.11	.04	.17	.04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; there were no options granted during the nine months ended September 30, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Weighted-average risk-free interest rate	4.52%	4.52%
Dividend yield	—%	—%
Volatility	30%	30%
Expected life in years	10	10

Weighted-average grant date fair value of options issued during the period	$5.76	5.76

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement for Well- Capitalized Banks
Total capital to risk-weighted assets	9.90%	10.00%
Tier I capital to risk-weighted assets	8.94%	6.00%
Tier I capital to total assets - leverage ratio	8.07%	5.00%

At September 30, 2004, management believes the Bank is adequately capitalized.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that until December 31, 2004, it will maintain a Tier 1 capital ratio of at least 8%. In addition, the Bank also agreed that it would raise a minimum of $500,000 of Tier 1 capital no later than June 30, 2003, and an additional minimum of $1.0 million of Tier 1 capital no later than September 30, 2003. The Bank complied with these requirements.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Preferred Stock

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for $2,219,000, net of issuance cost of approximately $35,000. Preferred stock dividends are cumulative and will accrue from the original issue date whether or not declared by the Board of Directors. The Company issued 15,575 shares of preferred stock as dividends on September 30, 2004. The cumulative convertible preferred stock is manditorily convertible into common stock at a conversion price of $8.10 per share (subject to antidilution adjustments) on the earlier of September 30, 2005 or a change of control of the Company, and will pay share cumulative dividends in shares of preferred stock computed at 6% per annum on September 30, 2004 and 2005.

(7)	Stock Dividend

On August 10, 2004 the Board of Directors declared a 5% stock dividend to all common shareholders of record September 20, 2004. The dividend was paid on September 30, 2004.

(8)	Subsequent Events

On November 4, 2004 the Bank purchased land on State Road 64 in Bradenton, Florida for a future branch site. The total cost including closing costs for the land was $1,543,000. The Bank expects to open the branch in the fourth quarter of 2005.

In the fourth quarter of 2004 the Company plans to sell 480,000 shares of cumulative convertible preferred stock for a total of $6,000,000. Issuance costs of approximately $90,000 will be netted from the proceeds. The cumulative convertible preferred stock is manditorily convertible into common stock at a conversion price of $10.50 per share on the earlier of December 31, 2006 or a change of control of the Company, and will pay share cumulative dividends in shares of preferred stock computed at 6% per annum on December 31, 2005 and 2006.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine- month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2004 and 2003, the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 29, 2004

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2004 and December 31, 2003

General

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a state (Florida) chartered commercial bank that provides a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

Critical Accounting Policy

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

The Bank has structured a methodology for monitoring and analyzing the adequacy of its Allowance for Loan and Lease Losses. The Analysis Methodology is predicated on guidelines contained in the Comptroller’s Manual section “Allowance for Loan and Lease Losses.”

The Bank’s management realizes that the recognition of problem loans in a timely fashion is very important to the process. As such, the Bank maintains a loan review process, along with continuous monitoring of past due loans, changes in economic conditions and other events that may negatively impact a borrower or the borrowing base collectively.

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

Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently events, results may differ from the Company’s estimates.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2004 were from net deposit inflows of $16.2 million, proceeds from the sale and repayment of securities available for sale of $2.3 million and net cash provided by operations of $617,000. Cash was used primarily to originate loans, net of principal repayments, totaling $13.2 million and to purchase securities of $2.0 million.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused line of credit and construction loans in process and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused line of credit and construction loans in process and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the Company’s financial instruments, which approximates fair value, with off-balance-sheet risk at September 30, 2004 follows (in thousands):

Contract Amount
Commitments to extend credit	$2,148

Unused line of credit and construction	$15,940

Standby letters of credit	$687

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	8.55%	8.98%	9.86%
Equity to total assets at end of period	7.86%	9.00%	10.60%
Return on average assets (1)	0.39%	0.22%	0.14%
Return on average equity (1)	4.49%	2.43%	1.46%
Noninterest expenses to average assets (1)	2.51%	2.87%	3.00%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$72,642	1,100	6.06%	$48,847	761	6.23%
Securities	9,914	93	3.76	11,192	94	3.36
Other interest-earning assets (1)	6,164	26	1.69	2,290	7	1.22

Total interest-earning assets	88,720	1,219	5.50	62,329	862	5.53

Noninterest-earning assets	5,038			4,914

Total assets	$93,758			$67,243

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	41,380	163	1.58	33,749	133	1.58
Time deposits	37,221	269	2.89	19,077	164	3.44

Total interest-bearing deposits	78,601	432	2.20	52,826	297	2.25

Other interest-bearing liabilities (2)	174	—	—	1,745	8	1.83

Total interest-bearing liabilities	78,775	432	2.20	54,571	305	2.24

Noninterest-bearing liabilities	7,389			5,781
Stockholders’ equity	7,594			6,891

Total liabilities and stockholders’ equity	$93,758			$67,243

Net interest income		$787			$557

Interest-rate spread (3)			3.30%			3.29%

Net interest margin (4)			3.55%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.14

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$67,651	3,007	5.93%	$45,377	2,163	6.36%
Securities	10,275	285	3.70	9,630	280	3.88
Other interest-earning assets (1)	5,340	56	1.40	4,268	36	1.12

Total interest-earning assets	83,266	3,348	5.37	59,275	2,479	5.58

Noninterest-earning assets	5,119			4,749

Total assets	$88,385			$64,024

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	40,818	476	1.55	33,749	429	1.69
Time deposits	32,600	723	2.96	18,268	494	3.61

Total interest-bearing deposits	73,418	1,199	2.18	52,017	923	2.37

Other interest-bearing liabilities (2)	428	1.32		1,269	11	1.16

Total interest-bearing liabilities	73,846	1,200	2.17	53,286	934	2.34

Noninterest-bearing liabilities	6,989			4,424
Stockholders’ equity	7,550			6,314

Total liabilities and stockholders’ equity	$88,385			$64,024

Net interest income		$2,148			$1,545

Interest-rate spread (3)			3.20%			3.24%

Net interest margin (4)			3.45%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.11

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Net earnings applicable to common stockholders for the three months ended September 30, 2004 were $95,000, or $.13 basic and $.12 diluted earnings per share, compared to a net loss of $31,000, or $.04 basic and diluted loss per share, for the three months ended September 30, 2003. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $357,000 from $862,000 for the three months ended September 30, 2003 to $1,219,000 for the three months ended September 30, 2004. Interest income on loans increased $339,000 primarily due to an increase in the average loan portfolio balance from $48.8 million for the three months ended September 30, 2003 to $72.6 million for the comparable period in 2004 which was partially offset by a decrease in the weighted-average yield from 6.23% in 2003 to 6.06% in 2004. Interest on securities decreased $1,000 primarily due to a increase in the average securities balance to $9.9 million in 2004 from $11.2 million in 2003 which was partially offset by a increase in the weighted average yield from 3.36% in 2003 to 3.76% in 2004.

Interest expense on interest-bearing deposits increased to $432,000 for the three months ended September 30, 2004 compared to $297,000 for the three months ended September 30, 2003. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $52.8 million in 2003 to $78.6 million in 2004 which was partially offset by a decrease in the weighted rate paid from 2.25% in 2003 to 2.20% in 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $37,000 for the three months ended September 30, 2004 compared to $18,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $813,000 at September 30, 2004 is adequate.

Noninterest Income. Noninterest income increased $4,000 during the three month period ended September 30, 2004 compared to the same period in 2003.

Noninterest Expenses. Noninterest expenses increased $100,000 during the three-month period ended September 30, 2004 compared to the same period in 2003. Noninterest expense increased primarily due to the growth of the Company.

Income Taxes. The income tax provision for the three months ended September 30, 2004 was $79,000 (an effective rate of 38.0%) compared to an income tax provision of $35,000 (an effective rate of 37.6%) for the comparable 2003 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Net earnings applicable to common stockholders for the nine months ended September 30, 2004 were $145,000, or $.20 basic and diluted earnings per share, compared to $42,000, or $.06 basic and diluted loss per share, for the nine months ended September 30, 2003. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $869,000, from $2.5 million for the nine months ended September 30, 2003 to $3.3 million for the nine months ended September 30, 2004. Interest income on loans increased $844,000 primarily due to an increase in the average loan portfolio balance from $45.4 million for the nine months ended September 30, 2003 to $67.7 million for the comparable period in 2004 which was partially offset by a decrease in the weighted-average yield from 6.36% in 2003 to 5.93% in 2004. Interest on securities increased $5,000 primarily due to a increase in the average securities balance to $10.3 million in 2004 from $9.6 million in 2003 which was partially offset by a decrease in the weighted-average yield from 3.88% in 2003 to 3.70% in 2004.

Interest expense on interest-bearing deposits increased to $1,199,000 for the nine months ended September 30, 2004 compared to $923,000 for the nine months ended September 30, 2003. Interest expense on interest-bearing deposits increased due an increase in the average balance from $52.0 million in 2003 to $73.4 million in 2004 which was partially offset by a decrease in the weighted average paid from 2.37% in 2003 to 2.18% in 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $159,000 for the nine months ended September 30, 2004 compared to $58,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $813,000 at September 30, 2004 is adequate.

Noninterest Income. Noninterest income increase $21,000 during the nine month period ended September 30, 2004 compared to the same period in 2003.

Noninterest Expenses. Noninterest expenses increased $224,000 during the nine-month period ended September 30, 2004 compared to the same period in 2003. Noninterest expense increased primarily due to an increase in salaries and employee benefits due to the growth of the Company.

Income Taxes. The income tax provision for the nine months ended September 30, 2004 was $156,000 (an effective rate of 38.0%) compared to an income tax provision of $42,000 (an effective rate of 37.8%) for the comparable 2003 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2004, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits

The	following exhibits are files with this report:

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. filed with the Florida Secretary of State on June 23, 2003. (Incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed by SunCoast for the quarter ended June 30, 2003).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date: November 15, 2004	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)