Form 10KSB
period 2004-12-31
SUNCOAST BANCORP INC
filed 2005-03-30
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-70231

SUNCOAST BANCORP, INC.

(Name of Small Business Issuer in its charter)

Florida	65-0827141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8592 Potter Park Drive, Suite 200, Sarasota, Florida	34238
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (941) 923-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $4,765,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (234,562 shares) on February 15, 2005, was approximately $3,870,273. As of such date, no organized trading market existed for the common stock of the issuer. The aggregate market value was computed by reference to the last sale of the common stock of the issuer at $16.50 per share on February 3, 2005. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date.

As of February 15, 2005, there were issued and outstanding 734,981 shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements which represent Suncoast’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and Suncoast’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should, ” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond Suncoast’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

PART I

Item 1. Business

General

Suncoast Bancorp, Inc. (“Suncoast”) was incorporated under the laws of the State of Florida on April 1, 1998. Suncoast is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Suncoast Bank, a Florida state-chartered bank (the “Bank”). The Bank commenced operations on September 7, 1999. All of Suncoast’s operations are conducted by the Bank.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Suncoast primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Suncoast provides automated teller machine (ATM) cards, as a part of the STAR ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the STAR ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, the Bank provides customers with extended banking hours. The Bank does not have trust powers and, accordingly, no trust services are provided.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and non-interest expenses.

As is the case with banking institutions generally, Suncoast’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. the Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2004 were $81.4 million, or 80.7% of total assets, as compared to $60.5 million, or 73.0%, of total consolidated assets at December 31, 2003. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2004, approximately 21.9% of the Bank’s loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 23.3% at December 31, 2003.

The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

The Bank’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 75.2% of the Bank’s total loan portfolio as of December 31, 2004, compared to 73.7% at December 31, 2003.

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

For additional information regarding the Bank’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Bank’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Bank attempts to minimize credit losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 58.3% and 67.7% of the Bank’s total deposits at December 31, 2004 and 2003, respectively. Approximately 41.7% of the Bank’s deposits at December 31, 2004 were certificates of deposit compared to 32.3% at December 31, 2003. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 23.7% and 13.9% of the Bank’s total deposits at December 31, 2004 and 2003, respectively. The majority of the deposits of the Bank are generated from Sarasota County. For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investments

The Bank invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities and federal funds sold. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

The Bank’s total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. In addition to the investment portfolio, the Bank may invest in federal funds sold. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

The Bank monitors changes in financial markets. In addition to investments for its portfolio, the Bank monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Bank attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

The Bank will sell loan participations to correspondent banks with respect to loans which exceed its lending limit. Management has established correspondent relationships with Independent Bankers’ Bank of Florida and The Bankers Bank in Atlanta, Georgia. The Bank pays for such services.

Data Processing

The Bank outsources its data processing to a data processor which provides a full range of data processing services to banks, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

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

Interest and Usury

The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing the process of originating loans.

Supervision and Regulation

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to Suncoast. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Suncoast

General. As a bank holding company, Suncoast is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of Suncoast, and supervises Suncoast’s activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation (the “FDIC”).

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Suncoast.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act, and

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If Suncoast, which has not obtained qualification as a “financial holding company,” were to do so in the future, Suncoast would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of Suncoast’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on Suncoast’s ability to conduct these broader financial activities or, if the deficiencies persisted, require Suncoast to divest the banking subsidiary. In addition, if Suncoast were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), Suncoast would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. Suncoast and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. Suncoast and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Suncoast nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either Suncoast or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source of Strength. Under Federal Reserve Board policy, Suncoast is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, Suncoast may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Subsidiary Dividends. Suncoast is a legal entity separate and distinct from the Bank. A major portion of Suncoast’s revenues results from amounts paid as dividends to Suncoast by the Bank. The Florida Office of Financial Regulation’s prior approval is required if the total of all dividends declared by the Bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years. Florida law also prohibits banks from paying dividends that would cause the capital accounts of the bank to fall below the minimum amount required by law.

In addition, Suncoast and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

State Law Restrictions. As a Florida business corporation, Suncoast may be subject to certain limitations and restrictions under applicable Florida corporate law.

The Bank

General. The Bank, as a Florida state-chartered bank, is subject to regulation and examination by the State of Florida Office of Financial Regulation, as well as the FDIC. Florida state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to Suncoast, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Florida to protect depositors and not to protect shareholders of Suncoast or the Bank.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Florida has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Florida law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Florida financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Florida may not establish de novo branches in Florida.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC and Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least 4% to 5%.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Other Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Privacy. Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and Suncoast’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Suncoast cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon Suncoast’s financial condition or results of operation.

Competition

The Bank encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2004, Suncoast and the Bank collectively had twenty-two full-time employees (including executive officers) and three part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and the Bank consider relations with employees to be good.

Item 2. Properties

The main office of Suncoast and the Bank is located at 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238, in a one-story building of approximately 4,000 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2014.

The Bank’s branch office is located at 5292 17th Street, Sarasota, Florida 34235 in a one-story building of approximately 1,992 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2016.

On November 4, 2004, the Bank purchased an approximately two-acre tract of land on State Road 64 in Bradenton, Florida at a purchase price of approximately $1,493,000 for a future branch site. The Bank expects to open the branch in the fourth quarter of 2005.

Item 3. Legal Proceedings

Suncoast and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against Suncoast or the Bank which, if determined adversely, would have a material adverse effect on Suncoast’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of Suncoast’s common stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of Suncoast’s common stock. Management of Suncoast is aware of certain transactions in its shares that have occurred, although the trading prices of all stock transactions are not known. The following sets forth the high and low trading prices for certain trades of Suncoast common stock that occurred in transactions known to Suncoast management during 2004 and 2003, as adjusted to reflect the 5% common stock dividend effected on September 30, 2004:

	2004			2003
	High	Low	Shares	High	Low	Shares
1st Quarter	$10.48	$8.52	35,344	$8.29	$7.71	18,480
2nd Quarter	14.29	10.00	30,298	9.29	7.24	26,460
3rd Quarter	12.38	10.81	17,918	8.10	7.62	6,405
4th Quarter	18.00	11.52	11,194	8.95	8.44	3,908

Suncoast had approximately 100 shareholders of record as of December 31, 2004.

Dividends

Suncoast has not paid any cash dividends in the past. Suncoast intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Suncoast’s common stock. If at any time Suncoast’s Board determines to pay dividends on its common stock, the timing and the extent to which cash dividends are paid by Suncoast will be determined by such Board in light of then-existing circumstances, including Suncoast’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Suncoast will be dividends received from the Bank. Payments by the Bank to Suncoast are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to Suncoast. The FDIC and the Florida Office of Financial Regulation also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Office of Financial Regulation, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended December 31, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein. All per share amounts reflect the 5% common stock dividend paid on September 30, 2004.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31,
	2004	2003
Interest income	$4,658	$3,449
Interest expense	1,651	1,260

Net interest income before provision for loan losses	3,007	2,189
Provision for loan losses	210	136

Net interest income after provision for loan losses	2,797	2,053
Noninterest income	108	90
Noninterest expenses	2,192	1,909

Earnings before income taxes	713	234
Income taxes	271	89

Net earnings	442	145
Accrued preferred stock dividend	(175)	(46)

Net earnings applicable to common shareholders	$267	$99

Per share data:
Earnings per share:
Basic	$0.36	$0.13

Diluted	$0.27	$0.13

Cash dividends declared	—	—

Book value at end of period	$7.32	$7.08

Common shares outstanding at end of period	734,981	734,981

Weighted average common shares outstanding during period	734,981	734,981

Diluted weighted average common shares outstanding during period	1,617,007	734,981

Total assets at end of period	$100,893	$82,766
Cash and cash equivalents	6,878	10,413
Investment securities	9,446	10,133
Loans, net	81,442	60,460
Deposits	84,836	74,677
Other borrowings	1,987	501
Stockholders’ equity	13,793	7,452
Total loans before allowance for loan losses	82,306	61,114
Allowance for loan losses	864	654
Nonperforming loans	302	—
Allowance for loan losses as a percentage of period-end total loans	1.05%	1.07%

Allowance for loan losses as a percentage of nonperforming loans	286.09%	—

Total nonperforming loans as a percentage of total loans	0.37%	—

Total nonperforming loans as a percentage of total assets	0.30%	—

Total nonperforming loans and real estate owned as a percentage of total assets	0.30%	—

General

Suncoast’s principal asset is its ownership of the Bank. Accordingly, Suncoast’ s results of operations are primarily dependent upon the results of operations of the Bank. Suncoast conducts commercial banking business consisting of attracting both retail and business deposits and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and its effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

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

The Bank has structured a methodology for monitoring and analyzing the adequacy of its allowance for loan losses. The analysis methodology is predicated on guidelines contained in the Comptroller’s Manual section “Allowance for Loan and Lease Losses.”

The Bank’s management realizes that the recognition of problem loans in a timely fashion is very important to the valuation of the loan portfolio. As such, the Bank maintains a loan review process, along with continuous monitoring of past due loans, changes in economic conditions and other events that may negatively impact a borrower or the borrowing base collectively.

The Bank’s risk rating system includes the risk rating of all new or renewed commercial loans, or commercial mortgages where the customer’s aggregate exposure is $25,000 or more. It also requires a risk rating on all residential mortgages of $150,000 or more. There are also homogenous categories such as consumer, home equity lines and residential real estate loans below $150,000. These homogenous categories are monitored solely on the basis of performance.

All loans with specific risk ratings are monitored for performance and the ratings are subject to change based on: 1) the deterioration of performance regarding timely payments, and 2) changes in the financial condition of the borrowers as reflected in such documents as financial statements, tax returns and credit bureau reports.

Pass credits by definition present no inherent loss. But, even in banks with loan review systems that generally provide timely problem loan identification, a lack of information or misjudgment will sometimes result in a failure to recognize adverse developments affecting a pass credit. Banks must provide for these probable but unidentified losses by providing an allowance portion for pass loans.

Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from Suncoast’s estimates.

The allowance for loan losses is also discussed as part of “Results of Operations ” and in Note 3 to the consolidated financial statements. Suncoast’s other significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

The Bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $45.4 million. Where net transaction deposit accounts exceed $45.4 million, the reserve requirements are $1,164,000 plus 10% of the amount over $45.4 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2004 and 2003, the Bank had liquidity ratios of 19% and 27%, respectively.

In 2004 Suncoast’s principal sources of funds were from the sale of preferred stock and funds generated by the Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from repayment and sales of investment securities.

Suncoast uses its capital resources principally to fund existing and continuing loan commitments, to purchase investment securities, and to purchase land for a future banking office. At December 31, 2004 and 2003, Suncoast had commitments to originate loans totaling $930 thousand and $4.0 million, respectively, and unused lines of credit totaling $19.5 million and $14.3 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2004 and 2003 totaled $15.6 million and $10.5 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, the Bank is required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s rating under the regulatory rating system.

In connection with its conversion to a state bank on January 1, 2003, the Bank agreed that, among other things, until December 31, 2004, it would maintain a Tier 1 capital ratio of at least 8%.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Suncoast Bank		Regulatory Requirement
	December 31, 2004	December 31, 2003
At December 31, 2004
Total capital to risk-weighted assets	15.28%	11.10%	8.00%
Tier I capital to risk-weighted assets	14.35%	10.16%	4.00%
Tier I capital to average assets - leverage assets	13.32%	9.59%	4.00%

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

Net interest income before provision for loan losses was approximately $3,007,000 for the year ended December 31, 2004, compared to $2,189,000 for 2003.

The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31,
	2004	2003
Average equity as a percentage of average assets	8.70%	8.98%
Equity to total assets at end of period	13.67%	9.00%
Return on average assets	0.49%	0.22%
Return on average equity	5.56%	2.43%
Noninterest expense to average assets	2.40%	2.87%

The rates and yields at the dates indicated were as follows:

	For the Years ended December 31,
	2004	2003
Loans	5.99%	6.23%
Investment securities	3.74%	3.88%
Other interest-earning assets	1.61%	1.05%
All interest-earning assets	5.38%	5.53%
Money market deposits	1.67%	1.77%
Savings and NOW accounts	1.03%	1.04%
Time deposits	2.96%	3.53%
All interest-bearing liabilities	2.19%	2.29%
Interest-rate spread	3.19%	3.24%

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

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest and Dividend Income / Expense	Average Yield/Rate	Average Balance	Interest and Dividend Income / Expense	Average Yield/Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$69,710	$4,172	5.99%	$48,542	$3,026	6.23%
Securities	10,125	379	3.74%	9,809	381	3.88%
Other interest-earning assets (1)	6,655	107	1.61%	3,995	42	1.05%

Total interest-earning assets	86,490	$4,658	5.38%	$62,346	$3,449	5.53%

Noninterest-earning assets	4,981			4,229

Total assets	$91,471			$66,575

Interest-bearing liabilities:
Money market deposits	34,730	581	1.67%	29,149	516	1.77%
Savings and NOW deposits	6,805	70	1.03%	5,658	59	1.04%
Time deposits	33,769	998	2.96%	19,122	674	3.53%

Total interest bearing deposits	75,304	1,649	2.19%	53,929	1,249	2.32%
Other	336	2	0.6%	1,098	11	1.00%

Total interest-bearing liabilities	$75,640	$1,651	2.19%	$55,027	$1,260	2.29%

Noninterest-bearing liabilities	7,877			5,569
Stockholders’ equity	7,954			5,979

Total liabilities and stockholders’ equity	$91,471			$66,575
Net interest income before provisions for loan losses		$3,007			$2,189

Interest-rate spread (2)			3.19%			3.24%

Net interest margin (3)			3.48%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.13

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of Years Ended December 31, 2004 and 2003

General

Net earnings applicable to stockholders for the year ended December 31, 2004 was $267,000, or $0.36 basic earnings per share and $0.27 diluted earnings per share, compared to net earnings of $99,000, or $0.13 basic and diluted earnings per share, for the comparable period in 2003. The increase in Suncoast’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

Interest income increased to $4.7 million for the year ended December 31, 2004, as compared to $3.4 million for the year ended December 31, 2003. Interest income on loans increased to $4.2 million in 2004 from $3.0 million in 2003 primarily due to an increase in the average loan portfolio balance from $48.5 million for 2003 to $69.7 million for 2004 which was partially offset by a decrease in the average yield from 6.23% to 5.99%. Interest income on securities decreased to $379,000 in 2004 from $381,000 in 2003 primarily due to a decrease in the average yield from 3.88% to 3.74%. Interest income on other interest-earning assets increased to $107,000 in 2004 from $42,000 in 2003 primarily due to an increase in the average balance to $6.7 million 2004 from $4.0 million in 2003.

Interest expense on deposits was $1.6 million for the year ended December 31, 2004 compared to $1.2 million for 2003. Interest expense on deposits increased due to an increase in average interest bearing deposits from $53.9 million in 2003 to $75.3 million in 2004, which was partially offset by a decrease in the average rate paid from 2.32% in 2003 to $2.19% in 2004.

Provision for Loan Losses

The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Suncoast, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Suncoast’s market areas, and other factors related to the collectibility of Suncoast’s loan portfolio. Suncoast recorded a provision for loan losses for the year ended December 31, 2004 of $210,000 compared to $136,000 in 2003. The allowance for loan losses was $864,000 at December 31, 2004. Management believes the allowance was adequate at December 31, 2004.

Noninterest Income

Noninterest income increased to $108,000 for the year ended December 31, 2004 compared to $90,000 for the year ended December 31, 2003. The increase was primarily due to an increase in service charges and miscellaneous customer service fees of $16,000 in 2004.

Noninterest Expense

Noninterest expense was $2.2 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the growth of Suncoast.

Income Taxes

The income tax expense for the year ended December 31, 2004 was approximately $271,000 (an effective rate of 38.0%) compared to an income tax expense of approximately $89,000 (an effective rate of 38.0%) for the 2003 period.

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

Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast’s cumulative one-year gap at December 31, 2004 was a negative (11.4)% of total assets.

Principal among Suncoast’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast’s net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast’s demand, money market, Savings and NOW deposit accounts approximated 58.3% and 67.7% of total deposits at December 31, 2004 and 2003, respectively. These accounts bore a weighted average cost of deposits of 1.33% and 1.47% during the years ended December 31, 2004 and 2003, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast’s total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2004 and 2003, approximately 6.8% and 12.6%, respectively, of Suncoast’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. In addition, at December 31, 2004 and 2003, Suncoast’s liquidity ratio was approximately 19% and 27%, respectively. Suncoast also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

The following table sets forth certain information relating to Suncoast’s interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown:

	Under 3 Months	3 to 12 Months	1-5 Years	Over 5 Years	Totals
	(dollars in thousands)
Interest bearing deposits with banks	$58	$—	$—	$—	$58
Federal funds sold	3,393	—	—	—	3,393
Loans (1)	37,709	5,360	37,037	2,161	82,267
Securities (2)	171	10	2,849	6,807	9,837

Total rate-sensitive assets (earning assets)	41,331	5,370	39,886	8,968	95,555

Money market (3)	32,908	—	—	—	32,908
Savings and NOW deposits (3)	7,699	—	—	—	7,699
Certificates of deposit (3)	4,345	11,231	19,770	—	35,346
Other borrowings	1,987	—	—	—	1,987

Total rate-sensitive liabilities	46,939	11,231	19,770	—	77,940

Gap (repricing differences)	(5,608)	(5,861)	20,116	8,968	17,615

Cumulative gap	(5,608)	(11,469)	8,647	17,615

Cumulative gap/total assets	(5.6)%	(11.4)%	8.6%	17.5%

Cumulative gap/total earning assets	(5.9)%	(12.0)%	9.1%	18.4%

Total assets				$100,893

Total earning assets				$95,555

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.

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

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$(119)	$1,317	$(52)	$1,146
Investment securities	(14)	12	—	(2)
Other interest-earning assets	22	28	15	65

Total	$(111)	$1,357	$(37)	$1,209

Interest-bearing liabilities:
Deposits:
Money market deposits	(29)	99	(5)	65
Savings and NOW deposits	(1)	12	—	11
Time deposits	(109)	517	(84)	324
Other	(4)	(8)	3	(9)

Total	$(143)	$620	$(86)	$391

Net change in net interest income	$32	$737	$49	$818

Financial Condition

Lending Activities

A significant source of income for Suncoast is the interest earned on loans. At December 31, 2004, Suncoast’s total assets were $100.9 million and its net loans were $81.4 million, or 80.7% of total assets. At December 31, 2003, Suncoast’s total assets were $82.8 million and its net loans were $60.5 million or 73.0% of total assets.

The Bank’s primary market area consists of Sarasota County, Florida. Sarasota County is located on the Southwest coast of Florida. Sarasota County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Access to the area is by Interstate 75 and U.S. 41. Air service is through the Sarasota/Bradenton International Airport and the Tampa International Airport, both less than an hour’s drive from the area. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

There is no assurance that the Bank’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on Suncoast.

Lending activities are conducted pursuant to a written policy which has been adopted by Suncoast. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of the Bank.

The following table sets forth information concerning Suncoast’s loan portfolio by type of loan at the dates indicated:

	At December 31,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial	$4,425	5.4%	$3,904	6.4%
Commercial real estate	57,436	69.8%	41,091	67.3%
Residential real estate	18,050	21.9%	14,227	23.3%
Consumer	2,356	2.9%	1,826	3.0%

Total loans	$82,267	100.0%	$61,048	100.0%

Plus: Net deferred costs	39		66
Less: Allowance for loan losses	864		654

Loans, net	$81,442		$60.460

The following table reflects the contractual principal repayments by period of Suncoast’s loan portfolio at December 31, 2004:

	1 Year or Less	1 Through 5 Years	After 5 Years	Total
	(in thousands)
Commercial	$2,292	$1,288	$845	$4,425
Commercial real estate	9,295	9,999	38,142	57,436
Residential real estate	2,562	495	14,993	18,050
Consumer	1,624	653	79	2,356

Total loans	$15,773	$12,435	$54,059	$82,267

Loans with maturities over one year:
Fixed rate				3,622
Variable rate				62,872

Total maturities greater than one year				$66,494

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2004 and 2003, approximately 91.7% and 90.6%, respectively, of the total loan portfolio was collateralized by real estate of which 69.8% and 67.3% of the total loan portfolio was secured by commercial real estate as of December 31, 2004 and 2003, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2004 the Bank had one non-performing loan of approximately $302,000. At December 31, 2003, the Bank had no nonperforming assets.

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

The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Suncoast operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss Suncoast would suffer upon default.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2004:

Commercial	5.4%
Commercial real estate	69.8%
Residential real estate	21.9%
Consumer	2.9%

100.0%

The Loan Committee of the Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of Suncoast has established a loan review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

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

At December 31, 2004, no loans were considered by management to be impaired or in-substance foreclosed.

There was one nonaccrual loan of approximately $302,000 at December 31, 2004. There were no nonaccrual loans at December 31, 2003.

There were no loans over 90 days delinquent and still accruing at December 31, 2004 or 2003. There was no foreclosed real estate owned at December 31, 2004 or 2003.

Allowance for Credit Losses

In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Suncoast’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. Additional information regarding Suncoast’s process for determining its allowance for loan losses is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Management continues to actively monitor Suncoast’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast’s allowance for loan losses at December 31, 2004 and 2003 was approximately $864,000 and $654,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2004.

The following table sets forth information with respect to activity in Suncoast’s allowance for loan losses during the periods indicated:

	For the Year Ended December 31,
	(dollars in thousands)
	2004	2003
Allowance at beginning of period	$654	$518

Charge-offs	—	—

Recoveries	—	—

Provision for loan losses charged to operations	210	136

Allowance at end of period	$864	$654

Ratio of net charges-offs during the period to average loans outstanding during the period	—%	—%

Allowance for loan losses as a percentage of nonperforming loans	286.09%	—%

The allowance for loan losses represented 1.05% of the total loans outstanding as of December 31, 2004, compared with 1.07% of the total loans outstanding as of December 31, 2003.

Investment Securities

Suncoast’s investment securities portfolio at December 31, 2004 and 2003 consisted of United States Government agency obligations and mortgage-backed securities. The following table sets forth the current value of Suncoast’s investment portfolio at the dates indicated:

	At December 31,
	(in thousands)
	2004	2003
Investment securities:
Available for sale:
U.S. Government agency obligations	$2,006	$3,011
Mortgage-backed securities	7,434	7,122
Equity securities	6	0

Total	$9,446	$10,133

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

	One Year or Less		After One Year to Five Year		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)
December 31, 2004:
U.S. Government agency securities	$—	—%	$1,001	3.60%	$1,005	5.03%	$—	—%	$2,006	4.32%
Mortgage-backed securities			844	3.41%	3,107	3.51%	3,483	4.13%	7,434	3.80%
Equity securities	—	—%	—	—%	—	—	6	1.34%	6	1.34%

Total	$—	—%	$1,845	3.51%	$4,112	3.86%	$3,489	4.13%	$9,446	3.89%

December 31, 2003:
U.S. Government agency securities	$—	—%	$2,010	3.17%	$1,001	5.04%	$—	—%	$3,011	4.0%
Mortgage-backed securities	—	—%	1,328	4.63%	2,508	4.48%	3,286	4.87%	7,122	4.6%

Total	$—	—%	$3,338	3.99%	$3,509	4.64%	$3,286	4.87%	$10,133	4.5%

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

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business - Supervision and Regulation — Capital Requirements.” As of December 31, 2004, Suncoast Bank met the definition of a “well capitalized” depository institution.

The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31,
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Money market deposits	$34,730	1.67%	$29,149	1.77%
Savings and NOW deposits	6,805	1.03%	5,658	1.04%
Time deposits	33,769	2.96%	19,122	3.53%

Total interest-bearing deposits	$75,304	2.19%	$53,929	2.32%

Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. Management believes that substantially all of Suncoast’s depositors are residents in its primary market area. Suncoast currently does not accept brokered deposits. A significant amount of Suncoast’s certificates of deposit will mature during the year ending December 31, 2004. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast’s certificates of deposit during the year ending December 31, 2004 will have a material adverse effect on Suncoast’s liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast’s net earnings.

Jumbo certificates ($100,000 and over) mature as follows:

	At December 31,
	2004	2003
	(in thousands)
Due in three months or less	$2,375	$981
Due from three months to one year	6,294	3,490
Due from twelve months to five years	11,396	5,900

	$20,065	$10,371

Off-Balance Sheet Obligations

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit, commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in these financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party, and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments.

Commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2004 follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$19,470	—	—

Commitments to extend credit	$930	—	—

Standby letters of credit	$838	—	—

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning Suncoast presented in this Report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Suncoast is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

The financial statements of Suncoast as of and for the years ended December 31, 2004 and 2003 are set forth in this Form 10-KSB as Exhibit 99.1 and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Suncoast’s Chief Executive Officer and Chief Financial Officer have evaluated Suncoast’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that Suncoast’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in Suncoast’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Suncoast’s internal control over financial reporting.

Item 8B. Other information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Suncoast has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.1. The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and “Section16(a) Reporting Compliance” under “Ownership of Common Stock” in Suncoast’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days of Suncoast’s fiscal year end (the “2005 Proxy Statement”), is incorporated herein by reference.

Item 10. Executive Compensation

The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” “Executive Compensation and Benefits” and “Information on Benefit Plans and Policies” under “Election of Directors” in the 2005 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information contained in the sections captioned “Directors” and “Management and Principal Stock Ownership” in the 2005 Proxy Statement is incorporated herein by reference.

Suncoast has two compensation plans under which shares of its common stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by Suncoast’s shareholders. The following sets forth certain information regarding those two plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	90,300	$9.93	12,600
Equity compensation plans not approved by security holders	—	—	—

Total	90,300	$9.93	12,600

Item 12. Certain Relationships and Related Transactions

The information contained in the section entitled “Related Party Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description
3.1	-	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement No. 333-70231 (the “Registration Statement”))

3.2	-	Bylaws of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Employment Agreement between the Company and William F. Gnerre dated March 15, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Suncoast on March 21, 2005)

10.2	-	Employment Agreement between the Company and John S. Wilks dated March 15, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by Suncoast on March 21, 2005).

10.3	-	Suncoast Bancorp, Inc. Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.4	-	Form of Option Agreement under Director Plan *

10.5	-	Suncoast Bancorp, Inc. Employee Stock Option Plan (the “Employee Plan”) (incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.6	-	Form of Option Agreement under Employee Plan *

10.7	-	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 2002)

10.8	-	Lease Agreement dated January 25, 2001 between Suncoast Bancorp, Inc. and MCM University Plaza, Inc.

10.9	-	Real Estate Purchase and Sale Agreement pursuant to which Suncoast Bancorp, Inc. acquired property located at 5115 State Road 64 East, Bradenton, FL 34208

14.1	-	Code of Ethics (incorporated by reference to Exhibit 14.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

21.1	-	List of Subsidiaries of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 21.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary and Report of Independent Registered Public Accounting Firm

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14. Principal Accountant Fees and Services

The information contained in the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 28th day of March, 2005.

SUNCOAST BANCORP, INC.

/s/ John T. Stafford
President and Chief Executive Officer

/s/ John S. Wilks
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2005.

Signature	Title
/s/ Larry Berberich	Director
Larry Berberich

Director
Henry E. Black, M.D.

/s/ H. R. Foxworthy	Chairman of the Board; Director
H. R. Foxworthy

/s/ William F. Gnerre	Executive Vice President, Secretary and Director
William F. Gnerre

/s/ James C. Rutledge	Director
James C. Rutledge

/s/ John T. Stafford	President and Chief Executive Officer and Director
John T. Stafford

Director
Stanley A. Williams

Director
Roy A. Yahraus

EXHIBIT INDEX

Exhibit No.		Exhibit
3.1	-	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement No. 333-70231 (the “Registration Statement”))

3.2	-	Bylaws of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Employment Agreement between the Company and William F. Gnerre dated March 15, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Suncoast on March 21, 2005)

10.2	-	Employment Agreement between the Company and John S. Wilks dated March 15, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by Suncoast on March 21, 2005).

10.3	-	Suncoast Bancorp, Inc. Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.4	-	Form of Option Agreement under Director Plan *

10.5	-	Suncoast Bancorp, Inc. Employee Stock Option Plan (the “Employee Plan”) (incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.6	-	Form of Option Agreement under Employee Plan *

10.7	-	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the fiscal year ended December 31, 2002)

10.8	-	Lease Agreement dated January 25, 2001 between Suncoast Bancorp, Inc. and MCM University Plaza, Inc.

10.9	-	Real Estate Purchase and Sale Agreement pursuant to which Suncoast Bancorp, Inc. acquired property located at 5115 State Road 64 East, Bradenton, FL 34208

14.1	-	Code of Ethics (incorporated by reference to Exhibit 14.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

21.1	-	List of Subsidiaries of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 21.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary and Report of Independent Registered Public Accounting Firm

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.