Form 10QSB
period 2005-03-31
SUNCOAST BANCORP INC
filed 2005-05-13
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 0-26231

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	739,206 shares
(class)	Outstanding at May 4, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$3,753	3,427
Interest-bearing deposits with banks	24	58
Federal funds sold	3,060	3,393

Total cash and cash equivalents	6,837	6,878

Securities available for sale	8,883	9,446
Loans, net of allowance for loan losses of $984 and $864	90,654	81,442
Premises and equipment, net	1,977	1,871
Federal Reserve Bank stock, at cost	401	225
Federal Home Loan Bank stock, at cost	202	166
Deferred tax assets	351	398
Accrued interest receivable	358	315
Other assets	200	152

Total assets	$109,863	100,893

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	12,501	8,883
Savings and NOW deposits	8,715	7,699
Money-market deposits	29,458	32,908
Time deposits	43,115	35,346

Total deposits	93,789	84,836

Federal funds purchased	1,896	1,987
Other liabilities	432	277

Total liabilities	96,117	87,100

Stockholders’ equity:
Preferred stock, par value $.01 per share, 3,000,000 shares authorized, of which 780,000 designated as manditorily convertible preferred stock $10 and $12.50 liquidation value, of which 720,975 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7	7
Common stock, par value $0.1 per share, 10,000,000 shares authorized; 734,981 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	15,109	15,109
Accumulated deficit	(1,251)	(1,294)
Accumulated other comprehensive income (loss)	(126)	(36)

Total stockholders’ equity	13,746	13,793

Total liabilities and stockholders’ equity	$109,863	100,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$1,352	907
Securities	90	104
Other interest-earning assets	21	12

Total interest income	1,463	1,023

Interest expense:
Deposits	494	363
Other borrowings	2	1

Total interest expense	496	364

Net interest income	967	659

Provision for loan losses	120	41

Net interest income after provision for loan losses	847	618

Noninterest income:
Service charges on deposit accounts	10	13
Other service charges and fees	14	14
Other	1	1

Total noninterest income	25	28

Noninterest expense:
Salaries and employee benefits	327	316
Occupancy and equipment fees	101	94
Professional fees	56	49
Data processing	43	36
Stationery and supplies	20	24
Other	57	37

Total noninterest expense	604	556

Earnings before income taxes	268	90

Income taxes	102	34

Net earnings	166	56

Preferred stock dividend	(123)	(42)

Net earnings applicable to common stockholders	$43	14

Earnings per share, basic and diluted	$.06	.02

Dividends per common share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income:
Net earnings (unaudited)	—	—	—	56	—	56
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	55	55

Comprehensive income (unaudited)						111

Preferred stock dividend (unaudited)	—	—	—	(42)	—	(42)

Balance at March 31, 2004 (unaudited)	$2	7	8,611	(1,111)	12	7,521

Balance at December 31, 2004	7	7	15,109	(1,294)	(36)	13,793

Comprehensive income:
Net earnings (unaudited)	—	—	—	166	—	166
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(90)	(90)

Comprehensive income (unaudited)						76

Preferred stock dividend (unaudited)	—	—	—	(123)	—	(123)

Balance at March 31, 2005 (unaudited)	$7	7	15,109	(1,251)	(126)	13,746

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$166	56
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31	35
Provision for loan losses	120	41
Net amortization of loan costs	17	8
Provision for deferred income taxes	102	34
Increase in accrued interest receivable	(43)	(74)
Increase in other assets	(48)	(25)
Increase in other liabilities	32	12

Net cash provided by operating activities	377	87

Cash flows from investing activities:
Purchase of securities available for sale	—	(2,031)
Repayment of securities available for sale	418	318
Purchase of Federal Home Loan Bank stock	(36)	(78)
Purchase of Federal Reserve Bank stock	(176)	—
Net increase in loans	(9,349)	(5,317)
Purchase of premises and equipment	(137)	(130)

Net cash used in investing activities	(9,280)	(7,238)

Cash flows from financing activities:
Net increase in deposits	8,953	4,982
Net decrease in federal funds purchased	(91)	—

Net cash provided by financing activities	8,862	4,982

Net decrease in cash and cash equivalents	(41)	(2,169)

Cash and cash equivalents at beginning of period	6,878	10,413

Cash and cash equivalents at end of period	$6,837	8,244

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$475	347

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(90)	55

Preferred stock dividends payable	$123	42

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a state (Florida) chartered commercial bank providing a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three months ended March 31, 2004 and 2005.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$864	654
Provision charged to operations	120	41

Balance at end of period	$984	695

There were no nonaccrual loans or loans past due ninety days or more, but still accruing at March 31, 2005 and 2004.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. In 2005 and 2004, outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The preferred stock is antidilutive. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31, 2005:
Basic EPS:
Net earnings available to common stockholders	$43	734,981	$.06

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	25,670

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$43	760,651	$.06

Three Months Ended March 31, 2004:
Basic EPS:
Net earnings available to common stockholders	$14	734,981	$.02

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	284

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$14	735,265	$.02

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 58,800 shares of common stock have been reserved under this Plan. At March 31, 2005, 9,700 options remain available for grant.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options, Continued

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 44,100 shares of common stock have been reserved under this Plan. At March 31, 2005, all stock options have been granted under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	90,300	$9.52-11.90	9.93	896
Options forfeited	(2,100)	11.90	11.90	(25)
Options granted	5,000	15.00	15.00	75

Outstanding at March 31, 2005	93,200	$9.52-15.00	10.15	946

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, accounting for stock-based compensation, as amended by SFAS No. 148, accounting for stock-based compensation transition and disclosure, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net earnings applicable to common stockholders, as reported	$43	14
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(10)	(2)

Proforma net earnings applicable to common stockholders	$33	12

Earnings per share, basic and diluted	$.06	.02

Proforma earnings per share, basic and diluted	$.04	.02

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options, Continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions (there were no options granted during the three months ended March 31, 2004):

Three Months Ended March 31, 2005
Weighted-average risk-free interest rate	4.51%
Dividend yield	—%
Volatility	7%
Expected life in years	7.5

Weighted-average grant date fair value of options issued during the period	$4.27

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	14.16%	10.00%
Tier I capital to risk-weighted assets	13.20%	6.00%
Tier I capital to total assets - leverage ratio	13.03%	5.00%

At March 31, 2005, management believes the Bank is adequately capitalized.

(6)	Preferred Stock

In 2004, the Company sold 480,000 shares of cumulative convertible preferred stock for proceeds of $5,913,000, net of issuance cost of approximately $87,000. The cumulative convertible preferred stock is manditorily convertible into common stock at a conversion price of $10.50 per share (subject to antidilution adjustments) on the earlier of December 31, 2006 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum will be paid on December 31, 2005 and 2006.

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for proceeds of $2,219,000, net of issuance cost of approximately $35,000. The cumulative convertible preferred stock is manditorily convertible into common stock at a conversion price of $8.10 per share (subject to antidilution adjustments) on the earlier of September 30, 2005 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum payable on September 30, 2004 and 2005. The Company issued 15,575 shares of preferred stock as dividends on September 30, 2004.

Cumulative accrued dividends on all preferred stock totaled $189,000 at March 31, 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 5, 2005

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2005 and December 31, 2004

General

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a state (Florida) chartered commercial bank providing a variety of community banking services to businesses and individuals through its two banking offices located in Sarasota County, Florida.

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

The Bank has structured a methodology for monitoring and analyzing the adequacy of its Allowance for Loan and Lease Losses. The Analysis Methodology is predicated on guidelines contained in the Comptroller’s Manual section “Allowance for Loan and Lease Losses.” The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on an evaluation of the potential for collection of certain specific loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, a review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay.

The Bank’s management realizes that the recognition of problem loans in a timely fashion is very important to the process. As such, the Bank maintains a loan review process, along with continuous monitoring of past due loans, changes in economic conditions and other events that may negatively impact a borrower or the borrowing base collectively.

The Bank assigns a risk rating to all commercial loans, all commercial mortgages where the customer’s aggregate exposure is $25,000 or more and all residential mortgages of $150,000 or more. There are also homogenous categories such as consumer, home equity lines and residential real estate loans below $150,000. These homogenous categories are monitored solely on the basis of performance.

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2005 were from net deposit inflows of $9.0 million, proceeds from the repayment of securities available for sale of $418,000 and net cash provided by operations of $377,000. Cash was used primarily to originate loans, net of principal repayments, totaling $9.3 million.

Off-Balance-Sheet Financial Instruments

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party, and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

A summary of the Company’s financial instruments, with off-balance sheet risk at March 31, 2005 follows (in thousands):

Contract Amount
Commitments to extend credit	$2,806

Unused line of credit and construction	$20,938

Standby letters of credit	$877

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
Average equity as a percentage of average assets	13.29%	8.70%	9.09%
Equity to total assets at end of period	12.51%	13.67%	8.56%
Return on average assets (1)	.64%	.49%	0.27%
Return on average equity (1)	4.80%	5.56%	2.99%
Noninterest expenses to average assets (1)	2.32%	2.40%	2.70%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the three month periods.

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

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$86,753	1,352	6.23%	$60,878	907	5.96%
Securities	9,229	90	3.90	10,377	104	4.01
Other interest-earning assets (1)	3,150	21	2.67	5,721	12.84

Total interest-earning assets	99,132	1,463	5.90	76,976	1,023	5.32

Noninterest-earning assets	5,006			5,441

Total assets	$104,138			$82,417

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	40,405	177	1.75	41,424	160	1.54
Time deposits	39,812	317	3.18	26,710	203	3.04

Total interest-bearing deposits	80,217	494	2.46	68,134	363	2.13

Federal funds purchased	350	2	2.29	515	1.78

Total interest-bearing liabilities	80,567	496	2.46	68,649	364	2.12

Noninterest-bearing deposits	9,388			6,183
Noninterest-bearing liabilities	342			92
Stockholders’ equity	13,841			7,493

Total liabilities and stockholders’ equity	$104,138			$82,417

Net interest income		$967			$659

Interest-rate spread (2)			3.44%			3.20%

Net interest margin (3)			3.90%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23			1.12

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General. Net earnings applicable to common stockholders for the three months ended March 31, 2005 were $43,000 or $.06 basic and diluted earnings per share compared to $14,000 or $.02 basic and diluted earnings per share for the three months ended March 31, 2004. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and preferred stock dividends.

Interest Income and Expense. Interest income increased to $1,463,000 for the three months ended March 31, 2005 from $1,023,000 for the three months ended March 31, 2004. Interest income on loans increased to $1,352,000 compared to $907,000 for the three months ended March 31, 2004 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 2005. The weighted-average yield on loans also increased in 2005. Interest on securities decreased primarily due to a decrease in the average securities balance in 2005.

Interest expense on interest-bearing deposits increased to $494,000 for the three months ended March 31, 2005 compared to $363,000 for the three months ended March 31, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 and due to an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $120,000 for the three months ended March 31, 2005 compared to $41,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $984,000 at March 31, 2005 is adequate.

Noninterest Income. Noninterest income decreased to $25,000 during the three month period ended March 31, 2005 compared $28,000 for the same period in 2004.

Noninterest Expenses. Noninterest expenses increased to $604,000 during the three-month period ended March 31, 2005 compared to $556,000 for the same period in 2004. Noninterest expense increased primarily due to the growth of the Company.

Income Taxes. The income taxes for the three months ended March 31, 2005 were $102,000 (an effective rate of 38%) compared to income taxes of $34,000 (an effective rate of 38%) for the comparable 2004 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.1.1	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed by SunCoast for the quarter ended June 30, 2003).

3.1.2	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing 2004 Convertible Preferred Stock.

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)