Form 10QSB
period 2005-06-30
SUNCOAST BANCORP INC
filed 2005-08-09
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	739,206 shares
(class)	Outstanding at July 22, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$2,878	3,427
Interest-bearing deposits with banks	26	58
Federal funds sold	10,977	3,393

Total cash and cash equivalents	13,881	6,878

Securities available for sale	8,605	9,446
Loans, net of allowance for loan losses of $1,044 and $864	95,804	81,442
Premises and equipment, net	2,058	1,871
Federal Reserve Bank stock, at cost	401	225
Federal Home Loan Bank stock, at cost	202	166
Deferred tax assets	193	398
Accrued interest receivable	358	315
Other assets	338	152

Total assets	$121,840	100,893

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	8,833	8,883
Savings and NOW deposits	8,728	7,699
Money-market deposits	31,708	32,908
Time deposits	58,093	35,346

Total deposits	107,362	84,836

Federal funds purchased	—	1,987
Other liabilities	524	277

Total liabilities	107,886	87,100

Stockholders’ equity:
Preferred stock, par value $.01 per share, 3,000,000 shares authorized, of which 780,000 designated as mandatorily convertible preferred stock $10 and $12.50 liquidation value, of which 720,975 shares are issued and outstanding as of June 30, 2005 and December 31, 2004	7	7
Common stock, par value $0.1 per share, 10,000,000 shares authorized; 739,206 and 734,981 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	15,184	15,109
Accumulated deficit	(1,158)	(1,294)
Accumulated other comprehensive income (loss)	(86)	(36)

Total stockholders’ equity	13,954	13,793

Total liabilities and stockholders’ equity	$121,840	100,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$1,506	1,000	2,858	1,907
Securities	86	88	176	192
Other	59	18	80	30

Total interest income	1,651	1,106	3,114	2,129

Interest expense:
Deposits	637	403	1,131	766
Other borrowings	3	—	5	1

Total interest expense	640	403	1,136	767

Net interest income	1,011	703	1,978	1,362

Provision for loan losses	60	81	180	122

Net interest income after provision for loan losses	951	622	1,798	1,240

Noninterest income:
Service charges on deposit accounts	9	11	19	24
Other service charges and fees	16	15	30	29
Other	—	1	1	2

Total noninterest income	25	27	50	55

Noninterest expense:
Salaries and employee benefits	330	296	657	612
Occupancy	102	103	203	197
Professional fees	64	40	120	89
Data processing	40	38	83	74
Stationery and supplies	21	20	41	44
Other	68	40	125	77

Total noninterest expense	625	537	1,229	1,093

Earnings before income taxes	351	112	619	202

Income taxes	133	43	235	77

Net earnings	218	69	384	125

Preferred stock dividend	(125)	(34)	(248)	(76)

Net earnings applicable to common stockholders	$93	35	136	49

Earnings per share:
Basic	$.13	.05	.18	.07

Diluted	$.12	.05	.18	.07

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	125	—	125

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(185)	(185)

Comprehensive income (loss) (unaudited)						(60)

Preferred stock dividend (unaudited)	—	—	—	(76)	—	(76)

Balance at June 30, 2004 (unaudited)	$2	7	8,611	(1,076)	(228)	7,316

Balance at December 31, 2004	7	7	15,109	(1,294)	(36)	13,793

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	384	—	384

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(50)	(50)

Comprehensive income (unaudited)						334

Common stock granted as payment for services (unaudited)	—	—	75	—	—	75

Preferred stock dividend (unaudited)	—	—	—	(248)	—	(248)

Balance at June 30, 2005 (unaudited)	$7	7	15,184	(1,158)	(86)	13,954

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$384	125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	57	74
Provision for loan losses	180	122
Net amortization of loan costs	35	11
Provision for deferred income taxes	235	77
Increase in accrued interest receivable	(43)	(21)
Increase in other assets	(186)	(61)
Increase in other liabilities	74	41

Net cash provided by operating activities	736	368

Cash flows from investing activities:
Purchase of securities available for sale	—	(2,008)
Principal repayments of securities available for sale	761	922
Proceeds from sale of securities available for sale	—	1,000
Purchase of Federal Home Loan Bank stock	(36)	(53)
Net increase in loans	(14,577)	(10,689)
Purchase of premises and equipment	(244)	(144)
Purchase of Federal Reserve Bank stock	(176)	(7)

Net cash used in investing activities	(14,272)	(10,979)

Cash flows from financing activities:
Net increase in deposits	22,526	8,534
Net decrease in federal funds purchased	(1,987)	—

Net cash provided by financing activities	20,539	8,534

Net increase (decrease) in cash and cash equivalents	7,003	(2,077)

Cash and cash equivalents at beginning of period	6,878	10,413

Cash and cash equivalents at end of period	$13,881	8,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,108	740

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(50)	(185)

Preferred stock dividends payable	$248	76

Common stock granted as payment for services	$75	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the three- and six- month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

(2) Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three and six months ended June 30, 2005 and 2004. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$984	695	864	654
Provision charged to earnings	60	81	180	122

Balance at end of period	$1,044	776	1,044	776

There were no nonaccrual loans or loans past due ninety days or more, but still accruing interest at June 30, 2005 or 2004.

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

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30,:
Basic EPS:
Net earnings available to common stockholders	$93	739,206	$.13	$35	734,981	$.05

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	25,504		—	9,770

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$93	764,710	$.12	$35	744,751	$.05

Six Months Ended June 30,:
Basic EPS:
Net earnings available to common stockholders	$136	739,206	$.18	$49	734,981	$.07

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	25,587		—	7,720

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$136	764,793	$.18	$49	742,701	$.07

For the three and six months ended June 30, 2004 the following options were excluded from the calculation due to the average market price being lower than the exercise price:

Number of Shares	Exercise Price	Year Granted	Year Expiring
2,100	$11.90	2004	2014

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4) Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 58,800 shares of common stock have been reserved under this Plan. At June 30, 2005, 9,700 options remain available for grant.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 44,100 shares of common stock have been reserved under this Plan. At June 30, 2005, there were no shares available for additional grants under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	90,300	$9.52-11.90	$9.93	$896
Options forfeited	(2,100)	11.90	11.90	(25)
Options granted	5,000	15.00	15.00	75

Outstanding at June 30, 2005	93,200	$9.52-15.00	$10.15	$946

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings applicable to common stockholders, as reported	$93	35	136	49
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(10)	(2)	(20)	(4)

Proforma net earnings applicable to common stockholders	$83	33	116	45

Earnings per share:
Basic	$.13	.05	.18	.07

Diluted	$.12	.05	.18	.07

Proforma earnings per share:
Basic	$.11	.04	.16	.06

Diluted	$.11	.04	.15	.06

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended June 30, 2005:

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
Weighted-average risk-free interest rate	5.08%	4.51%	5.08%
Dividend yield	—%	—%	—%
Volatility	31.00%	7.00%	31.00%
Expected life in years	10	7.5	10

Weighted-average grant date fair value of options issued during the period	$6.63	4.27	6.63

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement for Well- Capitalized Banks
Total capital to risk-weighted assets	13.05%	10.00%
Tier I capital to risk-weighted assets	12.14%	6.00%
Tier I capital to total assets - leverage ratio	12.02%	5.00%

At June 30, 2005, management believes the Bank is adequately capitalized.

(6) Preferred Stock

In 2004, the Company sold 480,000 shares of cumulative convertible preferred stock for proceeds of $5,913,000, net of issuance cost of approximately $87,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $10.50 per share (subject to antidilution adjustments) on the earlier of December 31, 2006 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum will be paid on December 31, 2005 and 2006.

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for proceeds of $2,219,000, net of issuance cost of approximately $35,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $8.10 per share (subject to antidilution adjustments) on the earlier of September 30, 2005 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum are payable on September 30, 2004 and 2005. The Company issued 15,575 shares of preferred stock as dividends on September 30, 2004.

Cumulative accrued dividends on all preferred stock totaled $313,000 at June 30, 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three- and six- month periods ended June 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2005 and 2004, the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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

July 26, 2005

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2005 were from net deposit inflows of $22.5 million, proceeds from the repayment of securities available for sale of $761,000 and net cash provided by operations of $736,000. Cash was used primarily to originate loans, net of principal repayments, totaling $14.6 million.

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

A summary of the Company’s financial instruments, with off-balance sheet risk at June 30, 2005 follows (in thousands):

Contract Amount
Commitments to extend credit	$3,632

Unused line of credit and construction	$26,838

Standby letters of credit	$877

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Results of Operations

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004
Average equity as a percentage of average assets	12.68%	8.70%	8.78%
Equity to total assets at end of period	11.46%	13.67%	8.02%
Return on average assets (1)	.71%	.49%	0.29%
Return on average equity (1)	5.53%	5.56%	3.33%
Noninterest expenses to average assets (1)	2.25%	2.40%	2.55%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the six month periods.

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$93,254	$1,506	6.44%	$68,714	$1,000	5.84%
Securities	8,783	86	3.92	10,539	88	3.35
Other interest-earning assets (1)	7,368	59	3.20	4,119	18	1.76

Total interest-earning assets	109,405	1,651	6.04	83,372	1,106	5.32

Noninterest-earning assets	5,361			5,509

Total assets	$114,766			$88,881

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	38,992	180	1.85	39,644	153	1.55
Time deposits	51,069	457	3.58	33,817	250	2.97

Total interest-bearing deposits	90,061	637	2.83	73,461	403	2.20

Federal funds purchased (2)	292	3	4.11	596	—	—

Total interest-bearing liabilities	90,353	640	2.84	74,057	403	2.19

Noninterest-bearing deposits	10,014			7,140
Noninterest-bearing liabilities	488			130
Stockholders’ equity	13,911			7,554

Total liabilities and stockholders’ equity	$114,766			$88,881

Net interest income		$1,011			$703

Interest-rate spread (3)			3.20%			3.13%

Net interest margin (4)			3.70%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.13

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$90,021	$2,858	6.35%	$65,128	$1,907	5.87%
Securities	9,005	176	3.91	10,458	192	3.68
Other interest-earning assets (1)	5,270	80	3.04	4,921	30	1.22

Total interest-earning assets	104,296	3,114	5.98	80,507	2,129	5.30

Noninterest-earning assets	5,188			5,162

Total assets	$109,484			$85,669

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	39,694	357	1.80	40,534	312	1.54
Time deposits	45,472	774	3.41	30,263	454	3.01

Total interest-bearing deposits	85,166	1,131	2.66	70,797	766	2.17

Federal funds purchased (2)	321	5	3.12	556	1.36

Total interest-bearing liabilities	85,487	1,136	2.66	71,353	767	2.16

Noninterest-bearing deposits	9,703			6,662
Noninterest-bearing liabilities	418			130
Stockholders’ equity	13,876			7,524

Total liabilities and stockholders’ equity	$109,484			$85,669

Net interest income		$1,978			$1,362

Interest-rate spread (3)			3.32%			3.14%

Net interest margin (4)			3.80%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.13

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. Net earnings applicable to common shareholders for the three months ended June 30, 2005 was $93,000, or $.13 basic and $.12 diluted earnings per share, compared to net earnings applicable to common shareholders of $35,000, or $.05 basic and diluted earnings per share, for the three months ended June 30, 2004. The increase in the Company’s net earnings applicable to common shareholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $545,000 from $1,106,000 for the three months ended June 30, 2004 to $1,651,000 for the three months ended June 30, 2005. Interest income on loans increased $506,000, primarily due to an increase in the average loan portfolio balance from $68.7 million for the three months ended June 30, 2004 to $93.3 million for the comparable period in 2005. The weighted average yield on loans also increased in 2005. Interest on securities decreased $2,000, primarily due to a decrease in the average securities balance to $8.8 million in 2005 from $10.5 million in 2004 which was partially offset by an increase in the average yield to 3.92% in 2005 from 3.35% in 2004.

Interest expense on interest-bearing deposits increased to $637,000 for the three months ended June 30, 2005 compared to $403,000 for the three months ended June 30, 2004. Interest expense on interest-bearing deposits increased primarily due to the increase in the average balance from $73.5 million in 2004 to $90.1 million in 2005. The weighted average rate paid also increased in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $60,000 for the three months ended June 30, 2005 compared to $81,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,044,000 at June 30, 2005 is adequate.

Noninterest Income. Noninterest income decreased to $25,000 during the three month period ended June 30, 2005 compared to $27,000 for the same period in 2004.

Noninterest Expenses. Noninterest expenses increased $88,000, or 16.4%, during the three-month period ended June 30, 2005 compared to the same period in 2004, primarily due to the growth of the Company.

Income Taxes. The income taxes for the three months ended June 30, 2005 was $133,000 (an effective rate of 38%) compared to income taxes of $43,000 (an effective rate of 38%) for the comparable 2004 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. Net earnings applicable to common shareholders for the six months ended June 30, 2005 was $136,000, or $.18 basic and diluted earnings per share compared to a net earnings applicable to common shareholders of $49,000, or $.07 basic and diluted earnings per share, for the six months ended June 30, 2004. The increase in the Company’s net earnings applicable to common shareholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $3,114,000 for the six months ended June 30, 2005, from $2,129,000 for the six months ended June 30, 2004. Interest income on loans increased $951,000, primarily due to an increase in the average loan portfolio balance from $65.1 million for the six months ended June 30, 2004 to $90.0 million for the comparable period in 2005. The weighted average yield on loans also increased in 2005. Interest on securities decreased $16,000, primarily due to a decrease in the average securities balance to $9.0 million in 2005 from $10.5 million in 2004, which was partially offset by an increase in the weighted average yield from 3.68% in 2004 to 3.91% in 2005.

Interest expense on interest-bearing deposits increased to $1,131,000 for the six months ended June 30, 2005 compared to $766,000 for the six months ended June 30, 2004. Interest expense on interest-bearing deposits increased primarily due to an increase in the average balance from $70.8 million in 2004 to $85.1 million in 2005. The weighted average rate paid on interest bearing deposits also increased in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $180,000 for the six months ended June 30, 2005 compared to $122,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,044,000 at June 30, 2005 is adequate.

Noninterest Income. Noninterest income decreased to $50,000 during the six month period ended June 30, 2005 compared to $55,000 for the same period in 2004.

Noninterest Expenses. Noninterest expenses increased $136,000, or 12.4%, during the six-month period ended June 30, 2005 compared to the same period in 2004, primarily due to the growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2005 was $235,000 (an effective rate of 38%) compared to income taxes of $77,000 (an effective rate of 38%) for the comparable 2004 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders (the “Annual Meeting”) of SunCoast Bancorp, Inc., was held on May 10, 2005, to consider the election of eight directors. Shareholders elected eight directors with terms expiring at the Annual Meeting in 2006.

At the Annual Meeting, 510,452 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting and a summary of the votes cast for each nominee:

	For	Withheld
Larry Berberich	510,452	—
Henry E. Black, M.D.	510,452	—
H.R. Foxworthy	510,452	—
William P. Gnerre	510,452	—
James C. Rutledge	510,452	—
John T. Stafford	502,577	7,875
Dr. Stanley A. Williams	510,452	—
Roy A. Yahraus	510,452	—

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”).

3.1.1	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed by SunCoast for the quarter ended June 30, 2003).

3.1.2	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing 2004 Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1.2 of the Form 10-QSB filed by SunCoast for the quarter ended March 31, 2005).

3.2	Bylaws of SunCoast Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)