Form 10QSB
period 2005-09-30
SUNCOAST BANCORP INC
filed 2005-11-09
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,053,476 shares
(class)	Outstanding at October 26, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$2,953	3,427
Interest-bearing deposits with banks	28	58
Federal funds sold	1,622	3,393

Total cash and cash equivalents	4,603	6,878

Securities available for sale	10,131	9,446
Loans, net of allowance for loan losses of $1,099 and $864	103,864	81,442
Premises and equipment, net	2,358	1,871
Federal Reserve Bank stock, at cost	401	225
Federal Home Loan Bank stock, at cost	202	166
Deferred tax assets	133	398
Accrued interest receivable	436	315
Other assets	359	152

Total assets	$122,487	100,893

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	10,244	8,883
Savings and NOW deposits	10,055	7,699
Money-market deposits	29,089	32,908
Time deposits	58,275	35,346

Total deposits	107,663	84,836

Federal funds purchased	—	1,987
Other liabilities	595	277

Total liabilities	108,258	87,100

Stockholders’ equity:
Preferred stock, par value $.01 per share, 3,000,000 shares authorized, of which 780,000 designated as mandatorily convertible preferred stock $12.50 and $10 liquidation value, of which 480,000 shares and 720,975 shares are issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	5	7
Common stock, par value $0.1 per share, 10,000,000 shares authorized; 1,053,476 and 734,981 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	11	7
Additional paid-in capital	15,317	15,109
Accumulated deficit	(1,005)	(1,294)
Accumulated other comprehensive (loss)	(99)	(36)

Total stockholders’ equity	14,229	13,793

Total liabilities and stockholders’ equity	$122,487	100,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$1,671	1,100	4,529	3,007
Securities	98	93	274	285
Other	96	26	176	56

Total interest income	1,865	1,219	4,979	3,348

Interest expense:
Deposits	730	432	1,861	1,199
Other borrowings	—	—	5	1

Total interest expense	730	432	1,866	1,200

Net interest income	1,135	787	3,113	2,148

Provision for loan losses	55	37	235	159

Net interest income after provision for loan losses	1,080	750	2,878	1,989

Noninterest income:
Service charges on deposit accounts	10	12	29	36
Other service charges and fees	20	17	50	46
Gain on sale of securities available for sale	—	—	—	2
Other	1	—	2	—

Total noninterest income	31	29	81	84

Noninterest expense:
Salaries and employee benefits	366	335	1,023	947
Occupancy expense	108	101	311	298
Professional fees	62	38	182	127
Data processing	41	32	124	106
Stationery and supplies	27	23	68	67
Other	62	42	187	118

Total noninterest expense	666	571	1,895	1,663

Earnings before income taxes	445	208	1,064	410

Income tax provision	169	79	404	156

Net earnings	276	129	660	254

Preferred stock dividends	(123)	(34)	(371)	(109)

Net earnings applicable to common stockholders	$153	95	289	145

Earnings per share:
Basic	$.21	.13	.39	.20

Diluted	$.17	.12	.38	.20

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$2	7	8,611	(1,125)	(43)	7,452

Comprehensive income:
Net earnings (unaudited)	—	—	—	254	—	254

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	5	5

Comprehensive income (unaudited)						259

Common stock dividend (unaudited)	—	—	436	(436)	—	—

Preferred stock dividend (unaudited)	—	—	155	(109)	—	46

Balance at September 30, 2004 (unaudited)	$2	7	9,202	(1,416)	(38)	7,757

Balance at December 31, 2004	7	7	15,109	(1,294)	(36)	13,793

Comprehensive income:
Net earnings (unaudited)	—	—	—	660	—	660

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(63)	(63)

Comprehensive income (unaudited)						597

Common stock grant (unaudited)	—	—	75	—	—	75

Preferred stock dividend (unaudited)	—	—	135	(371)	—	(236)

Series 2003 preferred stock conversion to common (unaudited)	(2)	4	(2)	—	—	—

Balance at September 30, 2005 (unaudited)	$5	11	15,317	(1,005)	(99)	14,229

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$660	254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	85	109
Provision for loan losses	235	159
Net amortization of loan fees and costs	40	15
Provision for deferred income taxes	304	156
Increase in accrued interest receivable	(121)	(80)
Increase in other assets	(207)	(57)
Increase in other liabilities	157	61

Net cash provided by operating activities	1,153	617

Cash flows from investing activities:
Purchase of securities available for sale	(1,958)	(1,991)
Principal repayments of securities available for sale	1,171	1,327
Proceeds from sale of securities available for sale	—	1,000
Purchase of Federal Home Loan Bank stock	(36)	(53)
Purchase of Federal Reserve Bank stock	(176)	(6)
Net increase in loans	(22,697)	(13,182)
Purchase of premises and equipment	(572)	(160)

Net cash used in investing activities	(24,268)	(13,065)

Cash flows from financing activities:
Net increase in deposits	22,827	16,185
Net decrease in federal funds purchased	(1,987)	(501)

Net cash provided by financing activities	20,840	15,684

Net (decrease) increase in cash and cash equivalents	(2,275)	3,236

Cash and cash equivalents at beginning of period	6,878	10,413

Cash and cash equivalents at end of period	$4,603	13,649

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,841	1,166

Income taxes	$35	—

Noncash transactions:
Preferred stock dividend paid	$135	155

Preferred stock dividend accrued, beginning of period	$371	109

Common stock granted as payment for services	$75	—

Accumulated other comprehensive income, change in unrealized loss on securities available for sale, net of tax	$(63)	5

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three- and nine- month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

(2) Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three and nine months ended September 30, 2005 and 2004. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,044	776	864	654
Provision charged to earnings	55	37	235	159

Balance at end of period	$1,099	813	1,099	813

There were no nonaccrual loans or loans past due ninety days or more, but still accruing at September 30, 2005 or 2004.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3) Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. For the nine months ended September 30, 2005 and 2004, the preferred stock is not considered dilutive. All per share amounts reflect the 5% stock dividend declared August 10, 2004. The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30,:
Basic EPS:
Net earnings available to common stockholders	$153	742,622	$.21	$95	734,981	$.13

Effect of dilutive securities-
Incremental shares from assumed conversion of options		28,814			9,005

Incremental shares from assumed conversion of preferred stock	123	865,876		34	297,500

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$276	1,637,312	$.17	$129	1,041,486	$.12

Nine Months Ended September 30,:
Basic EPS:
Net earnings available to common stockholders	$289	738,856	$.39	$145	734,981	$.20

Effect of dilutive securities-
Incremental shares from assumed conversion of options		26,711			6,700

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$289	765,567	$.38	$145	741,681	$.20

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3) Earnings Per Share, Continued

The following options were excluded from the calculation due to the average market price being lower than the exercise price:

	Number of Shares	Exercise Price	Year Granted	Year Expiring
For the three and nine months ended September 30, 2005	6,700	$17.00	2005	2015

For the nine months ended September 30, 2004	18,900	$11.38-11.90	2004	2014

For the three months ended September 30, 2004	2,100	$11.90	2004	2014

(4) Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 58,800 shares of common stock have been reserved under this Plan. At September 30, 2005, 3,000 options remain available for grant.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. All per share amounts reflect the 5% stock dividend declared on August 10, 2004. A total of 44,100 shares of common stock have been reserved under this Plan. At September 30, 2005, there were no shares available for additional grants under this plan ($ in thousands except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	90,300	$9.52-11.90	$9.93	$896
Options forfeited	(2,100)	11.90	11.90	(25)
Options granted	11,700	15.00-17.00	16.14	189

Outstanding at September 30, 2005	99,900	$9.52-17.00	$10.61	$1,060

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings applicable to common stockholders, as reported	$153	95	289	145
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(11)	(14)	(31)	(18)

Proforma net earnings applicable to common stockholders	142	81	258	127

Add: Accrued preferred stock dividend as reported In net earnings applicable to common stockholders	123	34	—	—

Proforma net earnings	$265	115	258	127

Earnings per share:
Basic	$.21	.13	.39	.20

Diluted	$.17	.12	.38	.20

Proforma earnings per share:
Basic	$.19	.11	.35	.17

Diluted	$.16	.11	.34	.17

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; there were no options granted during the nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average risk-free interest rate	4.21%	4.52%	4.34%	4.52%
Dividend yield	—%	—%	—%	—%
Volatility	7%	30%	7%	30%
Expected life in years	6.5	10	6.9	10

Weighted-average grant date fair value of options issued during the period	$4.06	5.76	4.15	5.76

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement For Well- Capitalized Banks
Total capital to risk-weighted assets	12.24%	10.00%
Tier I capital to risk-weighted assets	11.35%	6.00%
Tier I capital to total assets - leverage ratio	11.31%	5.00%

At September 30, 2005, management believes the Bank is adequately capitalized.

(6) Preferred Stock

In 2004, the Company sold 480,000 shares of cumulative convertible preferred stock for proceeds of $5,913,000, net of issuance costs of approximately $87,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $10.50 per share (subject to antidilution adjustments) on the earlier of December 31, 2006 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum will be paid on December 31, 2005 and 2006.

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for proceeds of $2,219,000, net of issuance costs of approximately $35,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $8.10 per share (subject to antidilution adjustments) on the earlier of September 30, 2005 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum are payable on September 30, 2005 and 2004. The Company issued 13,524 and 15,575 shares of preferred stock as dividends on September 30, 2005 and September 30, 2004, respectively.

On September 30, 2005, 254,499 shares of preferred stock were converted to 314,270 shares of common stock of the Company.

Cumulative accrued dividends on all preferred stock totaled approximately $302,000 at September 30, 2005.

(7) Commitments

On November 4, 2004, the Bank purchased land on State Road 64 in Bradenton, Florida for a future banking facility at a purchase price of approximately $1,493,000. On September 6, 2005, the Bank entered into an agreement for the construction of a full-service banking facility on the site. The total cost of construction under the contract is estimated to be approximately $1,468,000 and the building is expected to be completed in the first quarter of 2006. The Bank plans to open a temporary banking facility on the site in November 2005.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and nine- month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2005 and 2004, the related condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 19, 2005

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2005 were from net deposit inflows of $22.8 million, proceeds from the repayment of securities available for sale of $1.2 million and net cash provided by operations of $1.2 million. Cash was used primarily to originate loans, net of principal repayments, totaling $22.7 million.

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

A summary of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005 follows (in thousands):

Contract Amount
Commitments to extend credit	$7,095

Unused line of credit and construction	$35,261

Standby letters of credit	$1,104

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Results of Operations

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
Average equity as a percentage of average assets	12.17%	8.70%	8.55%
Equity to total assets at end of period	11.62%	13.67%	7.86%
Return on average assets (1)	0.77%	0.49%	0.39%
Return on average equity (1)	6.32%	5.56%	4.49%
Noninterest expenses to average assets (1)	2.21%	2.40%	2.51%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the nine month periods.

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$99,072	1,671	6.75%	$72,642	1,100	6.06%
Securities	9,808	98	4.00	9,914	93	3.76
Other interest-earning assets (1)	10,909	96	3.52	6,164	26	1.69

Total interest-earning assets	119,789	1,865	6.23	88,720	1,219	5.50

Noninterest-earning assets	4,678			5,038

Total assets	$124,467			$93,758

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	40,445	189	1.87	41,380	163	1.58
Time deposits	58,844	541	3.68	37,221	269	2.89

Total interest-bearing deposits	99,289	730	2.94	78,601	432	2.20

Other interest-bearing liabilities (2)	—	—	—	174	—	—

Total interest-bearing liabilities	99,289	730	2.94	78,775	432	2.20

Noninterest-bearing liabilities	11,066			7,389
Stockholders’ equity	14,112			7,594

Total liabilities and stockholders’ equity	$124,467			$93,758

Net interest income		$1,135			$787

Interest-rate spread (3)			3.29%			3.30%

Net interest margin (4)			3.79%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.13

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$93,071	4,529	6.49%	$67,651	3,007	5.93%
Securities	9,275	274	3.94	10,275	285	3.70
Other interest-earning assets (1)	7,174	176	3.27	5,340	56	1.40

Total interest-earning assets	109,520	4,979	6.06	83,266	3,348	5.37

Noninterest-earning assets	5,013			5,119

Total assets	$114,533			$88,385

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	39,947	546	1.82	40,818	476	1.55
Time deposits	49,978	1,315	3.51	32,600	723	2.96

Total interest-bearing deposits	89,925	1,861	2.76	73,418	1,199	2.18

Other interest-bearing liabilities (2)	213	5	3.13	428	1.32

Total interest-bearing liabilities	90,138	1,866	2.76	73,846	1,200	2.17

Noninterest-bearing liabilities	10,464			6,989
Stockholders’ equity	13,931			7,550

Total liabilities and stockholders’ equity	$114,533			$88,385

Net interest income		$3,113			$2,148

Interest-rate spread (3)			3.30%			3.20%

Net interest margin (4)			3.79%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.13

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes securities sold under agreements to repurchase.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General. Net earnings applicable to common stockholders for the three months ended September 30, 2005 were $153,000, or $.21 basic and $.17 diluted earnings per share, compared to net earnings applicable to common stockholders of $95,000, or $.13 basic and $.12 diluted earnings per share, for the three months ended September 30, 2004. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and preferred stock dividends.

Interest Income and Expense. Interest income increased by $646,000 or 53% from $1,219,000 for the three months ended September 30, 2004 to $1,865,000 for the three months ended September 30, 2005. Interest income on loans increased $571,000 primarily due to an increase in the average loan portfolio balance from $72.6 million for the three months ended September 30, 2004 to $99.1 million for the comparable period in 2005. The weighted-average yield also increased during the same time period from 6.06% in 2004 to 6.75% in 2005. Interest on securities increased $5,000 primarily due to an increase in the weighted-average yield from 3.76% in 2004 to 4.0% in 2005 which was partially offset by a decrease in the average securities balance from $9.9 million in 2004 to $9.8 million in 2005.

Interest expense on interest-bearing deposits increased 69% to $730,000 for the three months ended September 30, 2005 compared to $432,000 for the three months ended September 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $78.6 million in 2004 to $99.3 million in 2005. The weighted average rate paid also increased from 2.20% in 2004 to 2.94% in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $55,000 for the three months ended September 30, 2005 compared to $37,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,099,000 at September 30, 2005 is adequate.

Noninterest Income. Noninterest income increased $2,000 during the three month period ended September 30, 2005 compared to the same period in 2004.

Noninterest Expenses. Noninterest expenses increased $95,000 or 16.6% during the three-month period ended September 30, 2005 compared to the same period in 2004. Noninterest expenses increased primarily due to an increase in salaries and employee benefits, professional fees and marketing expenses. The increase in noninterest expenses is due primarily to the growth of the Company.

Income Taxes. The income tax provision for the three months ended September 30, 2005 was $169,000 (an effective rate of 38%) compared to an income tax provision of $79,000 (an effective rate of 38.0%) for the comparable 2004 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General. Net earnings applicable to common stockholders for the nine months ended September 30, 2005 were $289,000, or $.39 basic and $.38 diluted earnings per share, compared to $145,000, or $.20 basic and diluted loss per share, for the nine months ended September 30, 2004. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and an increase in preferred stock dividends.

Interest Income and Expense. Interest income increased by $1.6 million or 48.5%, from $3.3 million for the nine months ended September 30, 2004 to $5.0 million for the nine months ended September 30, 2005. Interest income on loans increased $1.5 million primarily due to an increase in the average loan portfolio balance from $67.7 million for the nine months ended September 30, 2004 to $93.1 million for the comparable period in 2005. The weighted-average yield from also increased 5.93% in 2004 to 6.49% in 2005. Interest on securities decreased $11,000 primarily due to a decrease in the average securities balance to $9.3 million in 2005 from $10.3 million in 2004 which was partially offset by an increase in the weighted-average yield from 3.70% in 2004 to 3.94% in 2005.

Interest expense on interest-bearing deposits increased 58.3% to $1.9 million for the nine months ended September 30, 2005 compared to $1.2 million for the nine months ended September 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance from $73.4 million in 2004 to $89.9 million in 2005. The weighted average rate paid also increased from 2.18% in 2004 to 2.76% in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $235,000 for the nine months ended September 30, 2005 compared to $159,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,099,000 at September 30, 2005 is adequate.

Noninterest Income. Noninterest income decreased $3,000 during the nine month period ended September 30, 2005 compared to the same period in 2004.

Noninterest Expenses. Noninterest expenses increased $232,000 or 14% during the nine-month period ended September 30, 2005 compared to the same period in 2004. Noninterest expenses increased primarily due to an increase in salaries and employee benefits, professional fees, FDIC insurance assessment, and marketing expenses. The increase in noninterest expenses is due primarily to the growth of the Company.

Income Taxes. The income tax provision for the nine months ended September 30, 2005 was $404,000 (an effective rate of 38%) compared to an income tax provision of $156,000 (an effective rate of 38.0%) for the comparable 2004 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2005, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SUNCOAST BANCORP, INC. (Registrant)

Date: November 9, 2005	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)