Form 10KSB
period 2005-12-31
SUNCOAST BANCORP INC
filed 2006-03-21
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26231

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The issuer’s revenues for its most recent fiscal year were $7,143,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (725,290 shares) on February 28, 2006, was approximately $11,858,492. The aggregate market value was computed by reference to the last sale of the common stock of the issuer on February 28, 2006. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date.

As of March 2, 2006, there were issued and outstanding 1,053,476 shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB will be contained in the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in an amendment to this Annual Report on Form 10-KSB filed with the Commission, within 120 days of the issuer’s fiscal year end.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements which represent Suncoast’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and Suncoast’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond Suncoast’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic and market conditions, changes in interest rates, changes in the value of real estate and other collateral securing loans, interest rate sensitivity and exposure to regulatory and legislative changes, and other risks and uncertainties described in Suncoast’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized. The inclusion of this forward-looking information should not be construed as a representation by Suncoast or any person that the future events, plans, or expectations contemplated by Suncoast will be achieved. Suncoast undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Description of Business

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

Recent Developments

On March 16, 2006, Suncoast and NBC Capital Corporation (“NBC”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Suncoast will merge with and into NBC (the “Merger”). NBC expects that, simultaneously with the consummation of the Merger, Suncoast Bank, a Florida state-chartered bank and wholly-owned subsidiary of Suncoast, would be merged with and into Cadence Bank, N.A., a national banking association and wholly-owned subsidiary of NBC.

As a result of the Merger, each share of common stock of Suncoast will be converted into the right to receive the merger consideration equal to $20.50, subject to certain potential adjustments (the “Merger Consideration”). The aggregate Merger Consideration is approximately $34.8 million. Holders of Suncoast common stock may elect to receive their pro rata share of the Merger Consideration in cash, shares of the common stock of NBC, or a combination of cash and stock; provided, however, that, notwithstanding any elections, in the aggregate, 45% of the Merger Consideration paid by NBC in connection with the Merger will be paid in cash. In addition, each option to purchase Suncoast common stock will be converted into cash in the amount of $20.50 less the exercise price of each such option. These options are valued at approximately $1.0 million.

The number of shares of NBC common stock to be issued to holders of Suncoast common stock will be determined based on the average daily closing price per share of NBC common stock for each of the ten consecutive trading days immediately preceding the effective date of the Merger (the “Average Market Price”). If on the effective date of the Merger, the Average Market Price is below certain agreed-upon price thresholds, then Suncoast has the right to terminate the Merger Agreement unless NBC determines, in its sole discretion, to increase the amount of stock consideration to be received by the holders of Suncoast common stock.

The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to (i) the approval of the Board of Governors of the Federal Reserve and the State of Florida Office of Financial Regulation, (ii) the approval of the shareholders of Suncoast and (iii) the satisfaction or waiver of other customary closing conditions.

NBC intends to file with the SEC a Registration Statement on Form S-4, which will contain the prospectus of NBC relating to the shares to be issued in the Merger and the proxy statement of Suncoast relating to a Special Meeting of Shareholders, at which the Merger Agreement will be considered and voted upon by Suncoast’s shareholders, as well as other relevant documents concerning the Merger. Investors are urged to read the proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC because they will contain important information. Investors will also be able to obtain the Form S-4 Registration Statement, including the exhibits filed therewith, free of charge at the website maintained by the SEC at www.sec.gov. In addition, investors may obtain documents filed with the SEC by NBC free of charge by requesting them in writing from NBC Capital Corporation, P.O. Box 1187, Starkville, MS 29760: attn: Richard T. Haston. Investors may obtain documents filed with the SEC by Suncoast free of charge by requesting them in writing from Suncoast Bancorp, Inc., 8592 Potter Park Drive, Suite 200, Sarasota, FL 34238: attn: John S. Wilks.

Suncoast and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its shareholders in connection with the Merger. Information about such directors and executive officers and their ownership of Suncoast common stock will be included in the proxy statement/prospectus described above. Investors may obtain additional information regarding the interests of such participants by reading the proxy statement/prospectus when it becomes available.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2005 were $113.0 million, or 85.6% of total assets, as compared to $81.4 million, or 80.7%, of total consolidated assets at December 31, 2004. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in four major areas: commercial, commercial real estate loans, residential real estate loans, and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2005, approximately 17.3% of the Bank’s loan portfolio consisted of loans secured by 1 to 4 family residential properties, compared to 21.9% at December 31, 2004.

The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

The Bank’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Sarasota County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 80.7% of the Bank’s total loan portfolio as of December 31, 2005, compared to 75.2% at December 31, 2004.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 43.4% and 58.3% of the Bank’s total deposits at December 31, 2005 and 2004, respectively. Approximately 56.6% of the Bank’s deposits at December 31, 2005 were certificates of deposit compared to 41.7% at December 31, 2004. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 38.2% and 23.7% of the Bank’s total deposits at December 31, 2005 and 2004, respectively. The majority of the deposits of the Bank are generated from Sarasota County. For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

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

The Bank may sell loan participations to correspondent banks with respect to loans which exceed its lending limit. Management has established correspondent relationships with Independent Bankers’ Bank of Florida and The Bankers Bank in Atlanta, Georgia. The Bank pays for such services.

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

Source of Strength. Under Federal Reserve Board policy, Suncoast is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, Suncoast may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

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

Florida has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Florida law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Florida financial institution that has been in existence for at least three years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Florida may not establish de novo branches in Florida.

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

To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2005, Suncoast and the Bank collectively had 26 full-time employees (including executive officers) and four part-time employees. The employees are not represented by a collective bargaining unit. Suncoast and the Bank consider relations with its employees to be good.

Item 2. Description of Property

The main office of Suncoast and the Bank is located at 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238, in a one-story building of approximately 4,000 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2014.

The Bank has a branch office located at 5292 17th Street, Sarasota, Florida 34235 in a one-story building of approximately 1,992 square feet, which is leased by the Bank for a term which, with renewal options, expires in 2016.

On November 23, 2005, the Bank opened a new branch office located at 5115 State Road 64 East, Bradenton, Florida 34208 in a modular building owned by the Bank. The permanent building of approximately 8,000 square feet is under construction on the site. It is anticipated that the construction will be complete in March 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Suncoast security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is not an actively traded public market for Suncoast’s common stock, but the shares are quoted on the OTC Bulletin Board under the trading symbol “SUNB.” The following sets forth the high and low sales prices (bid prices are not generally available) of Suncoast common stock on the OTC Bulletin Board, as adjusted to reflect the 5% common stock dividend effected on September 30, 2004:

	2005			2004
	High	Low	Shares	High	Low	Shares
1st Quarter	$17.75	$14.05	20,800	$10.48	$8.52	35,344
2nd Quarter	16.00	14.50	12,600	14.29	10.00	30,298
3rd Quarter	17.50	15.25	15,500	12.38	10.81	17,918
4th Quarter	17.00	15.00	10,700	18.00	11.52	11,194

Suncoast had approximately 159 shareholders of record as of December 31, 2005.

Dividends

Suncoast has not paid any cash dividends in the past. Suncoast intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Suncoast’s common stock. If at any time Suncoast’s Board determines to pay dividends on its common stock, the timing and the extent to which cash dividends are paid by Suncoast will be determined by such Board in light of then-existing circumstances, including Suncoast’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Suncoast will be dividends received from the Bank. Payments by the Bank to Suncoast are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to Suncoast. The FDIC and the Florida Office of Financial Regulation also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Office of Financial Regulation, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

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

See Item 11 of this Form 10-KSB for certain information on Suncoast’s equity compensation plans.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Suncoast at, and results of operations of Suncoast for the years ended, December 31, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Suncoast presented elsewhere herein. All per share amounts reflect the 5% common stock dividend paid on September 30, 2004.

Selected Financial Data

(dollars in thousands except per share data)

	At or For the Years Ended December 31,
	2005	2004
Interest income	$7,036	$4,658
Interest expense	2,741	1,651

Net interest income before provision for loan losses	4,295	3,007
Provision for loan losses	330	210

Net interest income after provision for loan losses	3,965	2,797
Noninterest income	107	108
Noninterest expenses	2,595	2,192

Earnings before income taxes	1,477	713
Income taxes	561	271

Net earnings	916	442
Preferred stock dividends	(461)	(175)

Net earnings applicable to common shareholders	$455	$267

Per share data:
Earnings per share:
Basic	$0.56	$0.36

Diluted	$0.54	$0.27

Cash dividends declared	—	—

Book value at end of period	$7.89	$7.32

Common shares outstanding at end of period	1,053,476	734,981

Weighted average common shares outstanding during period	817,296	734,981

Diluted weighted average common shares outstanding during period	844,304	1,617,007

Total assets at end of period	$131,924	$100,893
Cash and cash equivalents	4,623	6,878
Securities available for sale	9,603	9,446
Loans, net	112,977	81,442
Deposits	116,835	84,836
Other borrowings	—	1,987
Stockholders’ equity	14,701	13,793
Total loans before allowance for loan losses	114,171	82,306
Allowance for loan losses	1,194	864
Nonperforming loans	—	302
Allowance for loan losses as a percentage of period-end total loans	1.05%	1.05%

Allowance for loan losses as a percentage of nonperforming loans	—	286.09%

Total nonperforming loans as a percentage of total loans	—	0.37%

Total nonperforming loans as a percentage of total assets	—	0.30%

Total nonperforming loans and real estate owned as a percentage of total assets	—	0.30%

General

Suncoast’s principal asset is its ownership of the Bank. Accordingly, Suncoast’s results of operations are primarily dependent upon the results of operations of the Bank. Suncoast conducts commercial banking business consisting of attracting both retail and business deposits and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Suncoast’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Suncoast’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Suncoast’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and its effective tax rate. Noninterest income consists primarily of service charges and fees. Noninterest expense consists of salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

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

Liquidity and Capital Resources

The Bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $45.4 million. Where net transaction deposit accounts exceed $45.4 million, the reserve requirements are $1,164,000 plus 10% of the amount over $45.4 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2005 and 2004, the Bank had liquidity ratios of 12% and 19%, respectively.

In 2005, Suncoast’s principal sources of funds were from funds generated by the Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from repayment and sales of investment securities.

Suncoast uses its capital resources principally to fund existing and continuing loan commitments, to purchase investment securities, and to purchase land for future banking offices. At December 31, 2005 and 2004, Suncoast had commitments to originate loans totaling $2,435,400 and $930,000, respectively, and unused lines of credit totaling $31.7 million and $19.5 million, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2005 and 2004 totaled $34.0 million and $15.6 million, respectively. Management believes that Suncoast has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Suncoast can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, the Bank is required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio has remained above 5.0% based on the Bank’s rating under the regulatory rating system (well-capitalized).

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Suncoast Bank		Regulatory Requirement
	December 31, 2005	December 31, 2004
At December 31, 2005
Total capital to risk-weighted assets	11.74%	15.28%	8.00%
Tier I capital to risk-weighted assets	10.84%	14.35%	4.00%
Tier I capital to average assets - leverage assets	11.10%	13.32%	4.00%

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

Net interest income before provision for loan losses was approximately $4,295,000 for the year ended December 31, 2005, compared to $3,007,000 for 2004.

The following table shows selected ratios for the periods ended or at the dates indicated:

	For the Years ended December 31,
	2005	2004
Average equity as a percentage of average assets	11.87%	8.70%
Equity to total assets at end of period	11.14%	13.67%
Return on average assets	0.77%	0.48%
Return on average equity	6.53%	5.56%
Noninterest expense to average assets	2.20%	2.40%

The rates and yields at the dates indicated were as follows:

	For the Years ended December 31,
	2005	2004
Loans	6.63%	5.99%
Investment securities	3.99%	3.74%
Other interest-earning assets	3.48%	1.61%
All interest-earning assets	6.22%	5.38%
Money market deposits	2.25%	1.67%
Savings and NOW accounts	1.04%	1.03%
Time deposits	3.64%	2.96%
All interest-bearing liabilities	2.93%	2.19%
Interest-rate spread	3.29%	3.19%

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

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest and Dividend Income / Expense	Average Yield/Rate	Average Balance	Interest and Dividend Income / Expense	Average Yield/Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets: Loans	$96,673	$6,414	6.63%	$69,710	$4,172	5.99%
Securities	9,424	376	3.99%	10,125	379	3.74%
Other interest-earning assets (1)	7,064	246	3.48%	6,655	107	1.61%

Total interest-earning assets	113,161	7,036	6.22%	86,490	4,658	5.38%

Noninterest-earning assets	5,051			4,981

Total assets	$118,212			$91,471
Interest-bearing liabilities: Money market deposits	30,772	693	2.25%	34,730	581	1.67%
Savings and NOW deposits	8,922	93	1.04%	6,805	70	1.03%
Time deposits	53,626	1,950	3.64%	33,769	998	2.96%

Total interest bearing deposits	93,320	2,736	2.93%	75,304	1,649	2.19%
Other	159	5	3.14%	336	2	0.6%

Total interest-bearing liabilities	$93,479	$2,741	2.93%	$75,640	$1,651	2.19%

Noninterest-bearing liabilities	10,696			7,877
Stockholders’ equity	14,037			7,954

Total liabilities and stockholders’ equity	$118,212			$91,471
Net interest income before provisions for loan losses		$4,295			$3,007

Interest-rate spread (2)			3.29%			3.19%

Net interest margin (3)			3.80%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.14

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock, Federal Reserve Bank stock and federal funds sold.

(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$446	$1,615	$181	$2,242
Investment securities	25	(26)	(2)	(3)
Other interest-earning assets	124	7	8	139

Total	$595	$1,596	$187	$2,378

Interest-bearing liabilities:
Deposits:
Money market deposits	201	(66)	(23)	112
Savings and NOW deposits	1	22	—	23
Time deposits	229	588	135	952
Other	9	(1)	(5)	3

Total	$440	$543	$107	$1,090

Net change in net interest income	$155	$1,053	$80	$1,288

Comparison of Years Ended December 31, 2005 and 2004

General

Net earnings applicable to stockholders for the year ended December 31, 2005 were $455,000, or $0.56 basic earnings per share and $0.54 diluted earnings per share, compared to net earnings of $267,000, or $0.36 basic earnings per share and $0.27 diluted earnings per share, for the comparable period in 2004. The increase in Suncoast’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and an increase in preferred stock dividends.

Interest Income and Expense

Interest income increased to $7.0 million for the year ended December 31, 2005, as compared to $4.7 million for the year ended December 31, 2004. Interest income on loans increased to $6.4 million in 2005 from $4.2 million in 2004, primarily due to an increase in the average loan portfolio balance from $69.7 million for 2004 to $96.7 million for 2005 and also due to an increase in the average yield from 5.99% to 6.63%. Interest income on securities decreased to $376,000 in 2005 from $379,000 in 2004 primarily due to a decrease in the average balance for interest earning securities from $10.1 million in 2004 to $9.4 million in 2005, which was partially offset by an increase in the average yield from 3.74% to 3.99%. Interest income on other interest-earning assets increased to $246,000 in 2005 from $107,000 in 2004 primarily due to an increase in the average yield to 3.48% in 2005 from 1.61% in 2004.

Interest expense on deposits was $2.7 million for the year ended December 31, 2005 compared to $1.6 million for 2004. Interest expense on deposits increased due to an increase in average interest bearing deposits from $75.3 million in 2004 to $93.3 million in 2005, and also due to an increase in the average rate paid from 2.19% in 2004 to 2.93% in 2005.

Provision for Loan Losses

The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Suncoast, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Suncoast’s market areas, and other factors related to the collectibility of Suncoast’s loan portfolio. Suncoast recorded a provision for loan losses for the year ended December 31, 2005 of $330,000 compared to $210,000 in 2004. The allowance for loan losses was $1,194,000 at December 31, 2005. Management believes the allowance was adequate at December 31, 2005.

Noninterest Income

Noninterest income decreased to $107,000 for the year ended December 31, 2005 compared to $108,000 for the year ended December 31, 2004.

Noninterest Expense

Noninterest expense was $2.6 million for the year ended December 31, 2005 compared to $2.2 million for the year ended December 31, 2004. The increase was primarily due to an increase in salaries and employee benefits and occupancy expense due to the growth of Suncoast.

Income Taxes

The income tax expense for the year ended December 31, 2005 was approximately $561,000 (an effective rate of 38.0%) compared to an income tax expense of approximately $271,000 (an effective rate of 38.1%) for the 2004 period.

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

Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Suncoast’s cumulative one-year gap at December 31, 2005 was a negative (21.7)% of total assets.

Principal among Suncoast’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Suncoast’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Suncoast’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Suncoast’s net interest income. Suncoast seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Suncoast’s demand, money market, savings and NOW deposit accounts approximated 43.4% and 58.3% of total deposits at December 31, 2005 and 2004, respectively. These accounts bore a weighted average cost of deposits of 1.58% and 1.33% during the years ended December 31, 2005 and 2004, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Suncoast’s total deposit base. Suncoast also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2005 and 2004, approximately 3.5% and 6.8%, respectively, of Suncoast’s total assets consisted of cash and cash equivalents. In addition, at December 31, 2005 and 2004, Suncoast’s liquidity ratio was approximately 12% and 19%, respectively. Suncoast also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Suncoast to continue to earn a higher rate when the floating rate falls below the established floor rate.

The following table sets forth certain information relating to Suncoast’s interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown:

	Under 3 Months	3 to 12 Months	1-5 Years	Over 5 Years	Totals
	(dollars in thousands)
Interest bearing deposits with banks	$30	—	—	—	$30
Federal funds sold	2,215	—	—	—	2,215
Loans (1)	37,633	4,203	68,597	3,732	114,165
Securities (2)	103	7	2,466	7,647	10,223

Total rate-sensitive assets (earning assets)	$39,981	$4,210	71,063	11,379	126,633

Money market (3)	29,708	—	—	—	29,708
Savings and NOW deposits (3)	9,109	—	—	—	9,109
Certificates of deposit (3)	10,766	23,240	32,132	—	66,138
Other borrowings	—	—	—	—	—

Total rate-sensitive liabilities	$49,583	$23,240	$32,132	—	$104,955

Gap (repricing differences)	(9,602)	(19,030)	38,931	11,379	21,678

Cumulative gap	(9,602)	(28,632)	10,299	21,678

Cumulative gap/total assets	(7.3)%	(21.7)%	7.8%	16.4%

Cumulative gap/total earning assets	(7.6)%	(22.6)%	8.1%	17.1%

Total assets				$131,924

Total earning assets				$126,633

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Securities include Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.

Financial Condition

Lending Activities

A significant source of income for Suncoast is the interest earned on loans. At December 31, 2005, Suncoast’s total assets were $131.9 million and its net loans were $113.0 million, or 85.6% of total assets. At December 31, 2004, Suncoast’s total assets were $100.9 million and its net loans were $81.4 million, or 80.7% of total assets.

The Bank’s primary market area consists of Sarasota County, Florida. Sarasota County is located on the Southwest coast of Florida. Sarasota County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Access to the area is by Interstate 75 and U.S. 41. Air service is through the Sarasota/Bradenton International Airport and the Tampa International Airport, both less than an hour’s drive from the area. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agriculture remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agricultural business.

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

The following table sets forth information concerning Suncoast’s loan portfolio by type of loan at the dates indicated:

	At December 31,
	2005		2004
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial	$7,357	6.5%	$4,425	5.4%
Commercial real estate	84,754	74.2%	57,436	69.8%
Residential real estate	19,746	17.3%	18,050	21.9%
Consumer	2,308	2.0%	2,356	2.9%

Total loans	$114,165	100.0%	$82,267	100.0%

Plus: Net deferred costs	6		39
Less: Allowance for loan losses	1,194		864

Loans, net	$112,977		$81,442

The following table reflects the contractual principal repayments by period of Suncoast’s loan portfolio at December 31, 2005:

	1 Year or Less	1 Through 5 Years	After 5 Years	Total
	(in thousands)
Commercial	$1,966	$3,937	$1,454	$7,357
Commercial real estate	13,474	9,576	61,704	84,754
Residential real estate	353	493	18,900	19,746
Consumer	741	1,434	133	2,308

Total loans	$16,534	$15,440	$82,191	$114,165

Loans with maturities over one year:
Fixed rate				10,325
Variable rate				87,306

Total maturities greater than one year				$97,631

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Suncoast’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2005 and 2004, approximately 91.5% and 91.7%, respectively, of the total loan portfolio was collateralized by real estate of which 74.2% and 69.8% of the total loan portfolio was secured by commercial real estate as of December 31, 2005 and 2004, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2005, the Bank had no non-performing loans. At December 31, 2004, the Bank had one non-performing loan of approximately $302,000.

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

The repayment of consumer installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Suncoast operates (see “Management’s Discussion and Analysis – Financial Condition-Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these consumer installment loans are secured by collateral which limits, to a degree, any loss Suncoast would suffer upon default.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Suncoast, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2005:

Commercial	6.5%
Commercial real estate	74.2%
Residential real estate	17.3%
Consumer	2.0%

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

At December 31, 2005 and 2004, there were no loans considered by management to be impaired.

There were no nonaccrual loans at December 31, 2005. There was one nonaccrual loan of approximately $302,000 at December 31, 2004.

There were no loans over 90 days delinquent and still accruing at December 31, 2005 or 2004. There was no foreclosed real estate owned at December 31, 2005 or 2004.

Allowance for Credit Losses

In originating loans, Suncoast recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Suncoast’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending. Additional information regarding Suncoast’s process for determining its allowance for loan losses is set forth under “Management’s Discussion and Analysis – Critical Accounting Policies.”

Management continues to actively monitor Suncoast’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Suncoast’s allowance for loan losses at December 31, 2005 and 2004 was approximately $1,194,000 and $864,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2005.

The following table sets forth information with respect to activity in Suncoast’s allowance for loan losses during the periods indicated:

	For the Year Ended December 31,
	(dollars in thousands)
	2005	2004
Allowance at beginning of period	$864	$654
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses charged to operations	330	210

Allowance at end of period	$1,194	$864

Ratio of net charges-offs during the period to average loans outstanding during the period	—	—
Allowance for loan losses as a percentage of nonperforming loans	—	286.09%

The allowance for loan losses represented 1.05% of the total loans outstanding as of December 31, 2005, compared with 1.05% of the total loans outstanding as of December 31, 2004.

Investment Securities

Suncoast’s investment securities portfolio at December 31, 2005 and 2004 consisted of United States Government agency obligations and mortgage-backed securities. The following table sets forth the current value of Suncoast’s investment portfolio at the dates indicated:

	At December 31,
	(in thousands)
	2005	2004
Investment securities:
Available for sale:
U.S. Government agency obligations	$1,962	$2,006
Mortgage-backed securities	7,634	7,434
Equity securities	7	6

Total	$9,603	$9,446

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

	One Year or Less		After One Year to Five Year		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)
December 31, 2005:
U.S. Government agency securities	—	—%	$976	3.60%	$986	5.03%	—	—%	$1,962	4.32%
Mortgage-backed securities	—	—%	512	3.58%	2,396	3.42%	$4,726	4.38%	7,634	4.02%
Equity securities	—	—%	—	—%	—	—	7	1.51%	7	1.51%

Total	—	—%	$1,488	3.59%	$3,382	3.89%	$4,733	4.38%	$9,603	1.08%

December 31, 2004:
U.S. Government agency securities	$—	—%	$1,001	3.60%	$1,005	5.03%	$—	—%	$2,006	4.32%
Mortgage-backed securities			844	3.41%	3,107	3.51%	3,483	4.13%	7,434	3.80%
Equity securities	—	—%	—	—%	—	—%	6	1.34%	6	1.34%

Total	$—	—%	$1,845	3.51%	$4,112	3.86%	$3,489	4.13%	$9,446	3.89%

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

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business - Supervision and Regulation — Capital Requirements.” As of December 31, 2005, Suncoast Bank met the definition of a “well capitalized” depository institution.

The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

	Years ended December 31,
	2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Money market deposits	$30,772	2.25%	$34,730	1.67%
Savings and NOW deposits	8,922	1.04%	6,805	1.03%
Time deposits	53,626	3.64%	33,769	2.96%

Total interest-bearing deposits	$93,320	2.93%	$75,304	2.19%

Suncoast does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Suncoast. A significant amount of Suncoast’s certificates of deposit will mature during the year ending December 31, 2006. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Suncoast management anticipates that substantially all of Suncoast’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Suncoast management does not believe that the maturity of Suncoast’s certificates of deposit during the year ending December 31, 2006 will have a material adverse effect on Suncoast’s liquidity. However, if Suncoast is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Suncoast’s net earnings.

Jumbo certificates ($100,000 and over) mature as follows:

	At December 31,
	2005	2004
	(in thousands)
Due in three months or less	$7,948	$2,375
Due from three months to one year	12,417	6,294
Due from twelve months to five years	24,264	11,396

	$44,629	$20,065

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

Commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2005 follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$31,668	—	—
Commitments to extend credit	$2,435	—	—
Standby letters of credit	$878	—	—

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

Item 7. Financial Statements

The financial statements of Suncoast as of and for the years ended December 31, 2005 and 2004 are set forth in this Form 10-KSB as Exhibit 99.1 and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Suncoast’s Chief Executive Officer and Chief Financial Officer have evaluated Suncoast’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that Suncoast’s disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in Suncoast’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Suncoast’s internal control over financial reporting.

Item 8B. Other information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Suncoast has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is filed as Exhibit 14.1 to Suncoast’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference. The information in response to this item will be contained in Suncoast’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC pursuant to Regulation 14A, or such information will be contained in an amendment to this Annual Report on Form 10-KSB, within 120 days of Suncoast’s fiscal year end.

Item 10. Executive Compensation

The information in response to this item will be contained in Suncoast’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC pursuant to Regulation 14A, or such information will be contained in an amendment to this Annual Report on Form 10-KSB, within 120 days of Suncoast’s fiscal year end.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item will be contained in Suncoast’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC pursuant to Regulation 14A, or such information will be contained in an amendment to this Annual Report on Form 10-KSB, within 120 days of Suncoast’s fiscal year end.

Suncoast has two compensation plans under which shares of its common stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by Suncoast’s shareholders. The following sets forth certain information regarding those two plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	102,900	$10.78	—
Equity compensation plans not approved by security holders	—	—	—

Total	102,900	$10.78	—

Item 12. Certain Relationships and Related Transactions

The information in response to this item will be contained in Suncoast’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC pursuant to Regulation 14A, or such information will be contained in an amendment to this Annual Report on Form 10-KSB, within 120 days of Suncoast’s fiscal year end.

Item 13. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Suncoast’s Registration Statement on Form SB-2, File No. 333-70231 (the “Registration Statement”))

3.2	Bylaws of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Specimen Stock Certificate of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	Employment Agreement between the Company and William F. Gnerre dated March 15, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Suncoast on March 21, 2005)*

10.2	Employment Agreement between the Company and John S. Wilks dated March 15, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by Suncoast on March 21, 2005)*

10.3	Suncoast Bancorp, Inc. Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.4	Form of Option Agreement under Director Plan (incorporated by reference to Exhibit 10.4 to the Form 10-KSB filed for the year ended December 31, 2004) *

10.5	Suncoast Bancorp, Inc. Employee Stock Option Plan (the “Employee Plan”) (incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.6	Form of Option Agreement under Employee Plan (incorporated by reference to Exhibit 10.6 to the Form 10-KSB filed for the year ended December 31, 2004) *

10.7	Lease Agreement dated August 28, 1998 between Suncoast Bancorp, Inc. and Palmer Medical Center Ltd. (incorporated by reference to Exhibit 10.5 to the Form 10-KSB filed for the year ended December 31, 2002)

10.8	Lease Agreement dated January 25, 2001 between Suncoast Bancorp, Inc. and MCM University Plaza, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-KSB filed for the year ended December 31, 2004)

10.9	Real Estate Purchase and Sale Agreement pursuant to which Suncoast Bancorp, Inc. acquired property located at 5115 State Road 64 East, Bradenton, FL 34208 (incorporated by reference to Exhibit 10.9 to the Form 10-KSB filed for the year ended December 31, 2004)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

21.1	List of Subsidiaries of Suncoast Bancorp, Inc. (incorporated by reference to Exhibit 21.1 of Suncoast’s Form 10-KSB for the year ended December 31, 2003)

31.1	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary and Report of Independent Registered Public Accounting Firm

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14. Principal Accountant Fees and Services

The information in response to this item will be contained in Suncoast’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC pursuant to Regulation 14A, or such information will be contained in an amendment to this Annual Report on Form 10-KSB, within 120 days of Suncoast’s fiscal year end.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 20th day of March, 2006.

SUNCOAST BANCORP, INC.

/s/ John T. Stafford
President and Chief Executive Officer

/s/ John S. Wilks
Chief Financial Officer
(Principal financial officer and principal accounting officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 20, 2006.

Signature	Title
/s/ Larry Berberich	Director
Larry Berberich

/s/ Henry E. Black, M.D.	Director
Henry E. Black, M.D.

/s/ H. R. Foxworthy	Chairman of the Board; Director
H. R. Foxworthy

/s/ William F. Gnerre	Executive Vice President, Secretary and Director
William F. Gnerre

/s/ James C. Rutledge	Director
James C. Rutledge

/s/ John T. Stafford	President and Chief Executive Officer and Director
John T. Stafford

/s/ Stanley A. Williams	Director
Stanley A. Williams

/s/ Roy A. Yahraus	Director
Roy A. Yahraus

EXHIBIT INDEX

Exhibit No.		Exhibit
31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements of Suncoast Bancorp, Inc. and Subsidiary and Report of Independent Registered Public Accounting Firm