Form 10KSB/A
period 2005-12-31
SUNCOAST BANCORP INC
filed 2006-05-01
CIK 1072695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends Suncoast Bancorp, Inc.’s ( “Suncoast”) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed on March 21, 2006 (the “Original Filing”). Suncoast is filing this Amendment to include the information required by Part III contained in the Original Filing as Suncoast will not file its definitive proxy statement within 120 days of the end of Suncoast’s fiscal year ended December 31, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Suncoast is including with this Amendment certain currently dated certifications. Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This amendment continues to speak as of the date of the Original filing, and Suncoast has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing. In this Amendment, the term “Bank” refers to Suncoast’s subsidiary, Suncoast Bank, a Florida state-chartered bank.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Board of Directors is currently composed of eight members, all of whom were elected at the 2005 Annual Meeting of the Shareholders. The following table sets forth certain information regarding the directors and executive officers of Suncoast. Each director has served as a director since Suncoast’s organization in 1998. Each director also serves as a director of the Bank.

Name	Age	Information and Position(s) Held
Larry Berberich	67	Director; retired owner of a high tech aerospace company; investor

Henry E. Black, M.D.	70	Director; owner of Cardiovascular Health Institute of Sarasota

H. R. Foxworthy	73	Chairman of the Board of Suncoast since April 1998 and of the Bank since September 2000; retired plumbing contractor and real estate developer; Board member of FCCI Mutual Insurance Company since 1962

William F. Gnerre	66	Director; Executive Vice President, Chief Operating Officer and Secretary of Suncoast (April 1998 to present) and the Bank (September 1999 to present)

James C. Rutledge	59	Director; Real Estate Investor/Developer - Rutledge Realty and Development Company, Inc.

John T. Stafford	58	Director; President and Chief Executive Officer of Suncoast (April 1998 to present) and the Bank (September 1999 to present); Chairman (2004 - present) and Vice Chairman (1996 - 2004) of FCCI Mutual Insurance Company

John S. Wilks	41	Senior Vice President and Chief Financial Officer of Suncoast (February 1999 to present) and the Bank (September 1999 to present)

Dr. Stanley A. Williams	62	Director; retired Dentist; Investor

Roy A. Yahraus	58	Director; owner of Gulf Coast Building Materials (1995 to 1997) and Sales Manager (1997 to present); Vice President of Proline, Inc. and real estate investor/developer

Audit Committee and Audit Committee Financial Expert

Suncoast’s Audit Committee presently consists of Messrs. Berberich, Black and Foxworthy. Pursuant to the provisions of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring companies to disclose whether or not at least one member of the audit committee is a “financial expert” as defined in such rules, and, if not, why. None of the current members of the Audit Committee meet the criteria set forth in such rules qualifying them as a “financial expert,” which is basically limited to those who have prepared or audited comparable public company financial statements or who have actively supervised such a person. While it might be possible to recruit a person who meets these qualifications, the Board has determined that in order to fulfill all of the functions of the Board and the Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that have been established by the Board for Board membership, and it is not in the best interest of Suncoast to nominate as a director someone who does not have all the experience, attributes and qualifications the Board seeks. The Audit Committee consists of four non-employee directors, each of whom has been selected for the Audit Committee by the Board based on the Board’s determination that they are fully qualified to monitor the performance of management, the public disclosures of the Bank of its financial condition and performance, internal accounting operations, and our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Suncoast, and persons who beneficially own more than 10% of Suncoast’s common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Suncoast with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons, Suncoast believes that, except as described below, during 2005, all filing requirements applicable to reporting persons were met.

A Form 5 for each of Messrs. Berberich, Black, Foxworthy, Rutledge, Williams and Yahraus, reflecting the grant of stock options on September 7, 1999, was filed late on February 8, 2006. A Form 5 for Mr. Gnerre, reflecting the grant of stock options on September 7, 1999 and September 2, 2004, was filed late on February 8, 2006. A Form 4 for Mr. Stafford, reflecting the grant of stock options on December 3, 2005, was filed late on January 23, 2006. A Form 5 for Mr. Stafford, reflecting the grant of stock options on September 7, 1999 and September 2, 2004, was filed late on February 8, 2006. A Form 3 filing for Mr. Wilks was filed late on February 3, 2006. A Form 5 for Mr. Wilks, reflecting the grant of stock options on September 7, 1999 and September 2, 2004, was filed late on February 8, 2006.

Code of Ethics

Suncoast has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is filed as Exhibit 14.1 to Suncoast’s Form 10-KSB for the year ended December 31, 2003.

Item 10. Executive Compensation

The following table summarizes the compensation paid or accrued to Suncoast’s Chief Executive Officer and Chief Operating Officer (collectively, the “named executive officers”), for each of the last three fiscal years. No other executive officer earned total annual compensation, including salary and bonus, in excess of $100,000 in 2005.

Name and Principal Position	Year	Annual Compensation				Long Term Compensation	All Other Compensation
		Salary	Bonus	Other Annual Compensation		Stock Option Awards
John T. Stafford	2005	$97,826	$-0-	$14,010	(1)	3,000	$-0-
President and Chief	2004	$96,075	$-0-	$13,700	(1)	6,300	$-0-
Executive Officer of Suncoast and the Bank	2003	$84,635	$-0-	$13,600	(1)	-0-	$-0-

William F. Gnerre	2005	$98,801	$10,000	$7,200	(2)	-0-	$1,217	(3)
Executive Vice President,	2004	$98,046	$-0-	$7,200	(2)	6,300	$436	(3)
Chief Operating Officer and Secretary of Suncoast and the Bank	2003	$90,581	$-0-	$7,200	(2)	-0-	$-0-

(1)	Represents an automobile allowance of $10,800 and the payment of country club dues.
(2)	Represents an automobile allowance of $7,200.
(3)	Represents contributions by the Bank under the Bank’s 401(k) Profit Sharing Plan.

Option Grants in Last Fiscal Year

The following table provides information regarding stock options granted to Suncoast’s named executive officers during 2005.

Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees In Fiscal Year	Exercise or Base Price ($ / Share)	Expiration Date
John T. Stafford	3,000	20.4%	$16.40	12/13/2015

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following tables provides information regarding the number and value of stock options held by Suncoast’s named executive officers at December 31, 2005. No options were exercised by Suncoast’s named executive officers during 2005.

Name	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options/ SARs at FY-End($) Exercisable/ Unexercisable
John T. Stafford	16,650 /0	$82,194 / $0
William F. Gnerre	13,650 /0	$82,194 / $0

Director Compensation

The same individuals who also serve as directors of Suncoast also served as directors of the Bank. In 2005, each director received $300.00 for each regularly scheduled monthly board meeting attended.

Employment Agreements

Effective as of March 16, 2006, the Bank entered into an employment agreement with Mr. Gnerre, whereby Mr. Gnerre will receive an annual base salary of $103,073. The employment agreement has an initial term of one year, which, at the election of the Bank and Mr. Gnerre, may be renewed for successive one year terms; provided, however, that either party may terminate the agreement, for any reason, at the expiration of the initial term of one year or any one year renewal term thereafter, upon written notice of non-renewal not less than 90 days prior to the expiration of such initial or renewal term. If Mr. Gnerre is terminated by the Bank without cause (as such term is defined in the employment agreement), the Bank shall pay as severance Mr. Gnerre’s annual base salary for a period of three months. The employment agreement also contains noncompetition and employee and customer nonsolicitation provisions that generally apply for a period of one year following the termination of employment.

In addition, Mr. Gnerre is also entitled to receive an annual automobile allowance of $7,200 and annual payment for club dues of $4,800. As a director of the Bank, Mr. Gnerre is entitled to receive directors fees in the amount of $300 for each meeting of the board of directors attended by Mr. Gnerre, which would result in directors fees payments to Mr. Gnerre of $3,600 annually if all such meetings were attended by Mr. Gnerre.

Neither Suncoast nor the Bank has entered into an employment agreement with Mr. Stafford.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Suncoast has two compensation plans under which shares of its common stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by Suncoast’s shareholders. The following sets forth certain information regarding those two plans as of December 31, 2005.

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

Beneficial Owners and Management

The following table sets forth certain information as of April 26, 2006, with respect to ownership of the outstanding common stock of Suncoast by (i) each director of Suncoast, (ii) the named executive officers (iii) all directors and certain executive officers of Suncoast, as a group, and (iv) all persons known to Suncoast to own more than 5% of the outstanding shares of the Suncoast’s common stock. Unless otherwise indicated, the address of each beneficial owner below is 8592 Potter Park Drive, Suite 200, Sarasota, Florida 34238.

Name	Shares Beneficially Owned(1)	Right to Acquire (2)	Percent of Outstanding Shares(3)
Larry Berberich	50,230	7,350	4.7%
Henry E. Black, M.D.	38,928	7,350	3.7%
H. R. Foxworthy	47,650	7,350	4.5%
William F. Gnerre	11,883	13,650	1.1%
James C. Rutledge	35,017	7,350	3.3%
John T. Stafford	32,883	16,650	3.1%
Dr. Stanley A. Williams	47,650	7,350	4.5%
Roy A. Yahraus	38,928	7,350	3.7%
All directors and executive officers, as a group (nine persons)	303,694	82,800	26.7%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting or investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired within the next 60 days of April 26, 2006 by exercising vested stock options but does not include any unvested stock options.
(3)	In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options exercisable within 60 days held by such individual or group, but such unissued shares are not deemed outstanding in calculating the percentage ownership for other persons or groups. The percentages are based on 1,055,576 shares outstanding on April 26, 2006.

Item 12. Certain Relationships and Related Transactions

The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits

The following exhibits are filed as part of this Report on Form 10-KSB/A:

Exhibit No.		Description
31.1	-	Certification of President and Chief Executive Officer under §302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certificate of Chief Financial Officer and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

The following sets forth information on the fees billed by Suncoast to Hacker, Johnson & Smith, P.A. (“HJ&S”) for the fiscal years ended 2004 and 2005.

	2005	2004
Audit Fees	$37,500	$31,000
Audit-Related Fees	0	0
Tax Fees	$4,650	4,000
All Other Fees	0	4,800

Total Fees	$42,150	$39,800

All services rendered by HJ&S are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. Pursuant to the rules of the SEC, the fees paid to HJ&S for services are disclosed in the table above under the categories listed below.

Audit Fees. These are fees for professional services perform for the audit of Suncoast’s annual financial statements and review of financial statements included in Suncoast’s 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of Suncoast’s financial statements beyond those reported in the previous paragraph. No such services were performed by HJ&S in 2005 or 2004.

Tax Fees. These are fees for professional services performed by HJ&S with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for Suncoast and its consolidated subsidiary; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

All Other Fees. These fees relate to the review by HJ&S of Suncoast’s private placement memorandum in connection with the private placement of preferred stock in 2004.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 1st day of May, 2006.

SUNCOAST BANCORP, INC.

/s/ John T. Stafford
President and Chief Executive Officer
(Principal executive officer)

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