Form 10QSB
period 2006-03-31
SUNCOAST BANCORP INC
filed 2006-05-15
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,055,576 shares
(class)	Outstanding at April 25, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$2,880	2,378
Interest-bearing deposits with banks	10	30
Federal funds sold	75	2,215

Total cash and cash equivalents	2,965	4,623
Securities available for sale	9,226	9,603
Loans, net of allowance for loan losses of $1,272 and $1,194	117,104	112,977
Premises and equipment, net	3,811	3,067
Federal Reserve Bank stock, at cost	418	418
Federal Home Loan Bank stock, at cost	264	202
Deferred tax assets	330	315
Accrued interest receivable	484	443
Other assets	448	276

Total assets	$135,050	131,924

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	10,367	11,880
Savings and NOW deposits	8,678	9,109
Money-market deposits	25,079	29,708
Time deposits	74,559	66,138

Total deposits	118,683	116,835
Federal funds purchased	1,046	—
Other liabilities	515	388

Total liabilities	120,244	117,223

Stockholders’ equity:
Preferred stock, par value $.01 per share, 3,000,000 shares authorized, of which 780,000 designated as mandatorily convertible preferred stock $12.50 liquidation value, of which 511,384 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	5	5
Common stock par value $0.01 per share, 10,000,000 shares authorized; 1,055,576 and 1,053,476 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	15,729	15,709
Accumulated deficit	(729)	(839)
Accumulated other comprehensive loss	(210)	(185)

Total stockholders’ equity	14,806	14,701

Total liabilities and stockholders’ equity	$135,050	131,924

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$1,995	1,352
Securities	108	90
Other interest-earning assets	30	21

Total interest income	2,133	1,463

Interest expense:
Deposits	945	494
Other borrowings	7	2

Total interest expense	952	496

Net interest income	1,181	967
Provision for loan losses	78	120

Net interest income after provision for loan losses	1,103	847

Noninterest income:
Service charges on deposit accounts	8	10
Other service charges and fees	18	14
Other	4	1

Total noninterest income	30	25

Noninterest expense:
Salaries and employee benefits	443	327
Occupancy and equipment	132	101
Professional fees	82	56
Data processing	47	43
Stationery and supplies	34	20
Other	72	57

Total noninterest expense	810	604

Earnings before income taxes	323	268
Income taxes	123	102

Net earnings	200	166
Preferred stock dividend	(90)	(123)

Net earnings available to common stockholders	$110	43

Earnings per share, basic and diluted	$.10	.06

Dividends per common share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$7	7	15,109	(1,294)	(36)	13,793

Comprehensive income:
Net earnings (unaudited)	—	—	—	166	—	166
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(90)	(90)

Comprehensive income (unaudited)						76

Preferred stock dividend (unaudited)	—	—	—	(123)	—	(123)

Balance at March 31, 2005 (unaudited)	$7	7	15,109	(1,251)	(126)	13,746

Balance at December 31, 2005	5	11	15,709	(839)	(185)	14,701

Comprehensive income:
Net earnings (unaudited)	—	—	—	200	—	200
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(25)	(25)

Comprehensive income (unaudited)						175

Common stock options exercised (unaudited)	—	—	20	—	—	20
Preferred stock dividend (unaudited)	—	—	—	(90)	—	(90)

Balance at March 31, 2006 (unaudited)	$5	11	15,729	(729)	(210)	14,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$200	166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43	31
Provision for loan losses	78	120
Net amortization of loan (costs) fees	(4)	17
Deferred income taxes (benefit)	—	102
Increase in accrued interest receivable	(41)	(43)
Increase in other assets	(172)	(48)
Increase in other liabilities	37	32

Net cash provided by operating activities	141	377

Cash flows from investing activities:
Repayment of securities available for sale	337	418
Purchase of Federal Home Loan Bank stock	(62)	(36)
Purchase of Federal Reserve Bank stock	—	(176)
Net increase in loans	(4,201)	(9,349)
Purchase of premises and equipment	(787)	(137)

Net cash used in investing activities	(4,713)	(9,280)

Cash flows from financing activities:
Net increase in deposits	1,848	8,953
Net increase (decrease) in federal funds purchased	1,046	(91)
Proceeds from common stock options exercised	20	—

Net cash provided by financing activities	2,914	8,862

Net decrease in cash and cash equivalents	(1,658)	(41)

Cash and cash equivalents at beginning of period	4,623	6,878

Cash and cash equivalents at end of period	$2,965	6,837

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$951	475

Income taxes	$175	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(25)	(90)

Preferred stock dividends payable	$90	123

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	Description of Business and Basis of Presentation

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a state (Florida) chartered commercial bank providing a variety of community banking services to businesses and individuals through its three banking offices located in Sarasota and Manatee Counties, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three months ended March 31, 2006 and 2005. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$1,194	864
Provision charged to earnings	78	120

Balance at end of period	$1,272	984

There were no nonaccrual loans or loans past due ninety days or more, but still accruing, at March 31, 2006 or 2005.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. In 2006 and 2005, outstanding common stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The preferred stock is antidilutive. The following table presents the calculations of the weighted-average number of shares for diluted EPS (dollars in thousands, except share amounts):

	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31, 2006:
Basic EPS:
Net earnings available to common stockholders	$110	1,054,013	$.10

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	30,972

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$110	1,084,985	$.10

Three Months Ended March 31, 2005:
Basic EPS:
Net earnings available to common stockholders	$43	734,981	$.06

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	25,670

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$43	760,651	$.06

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock Options

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. In December 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options. A total of 58,800 shares of common stock have been reserved under this Plan. At March 31, 2006, no options remain available for grant.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 44,100 shares of common stock have been reserved under this Plan. In December 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options. At March 31, 2006, no options remain available for grant ($ in thousands, except per share information).

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005	102,900	$9.52-17.00	$10.78	$1,109
Options exercised	(2,100)	9.52	9.52	(20)
Options granted	—	—	—	—

Outstanding at March 31, 2006	100,800	$9.52-17.00	$10.80	$1,089

(5)	Share-Based Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS N. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statement of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair vale recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-perspective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued

In December 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the proforma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).

The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share amounts).

Three Months Ended March 31, 2005
Net earnings applicable to common stockholders, as reported	$43
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(10)

Proforma net earnings applicable to common stockholders	$33

Earnings per share, basic and diluted	$.06

Proforma earnings per share, basic and diluted	$.04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; there were no options granted during the three months ended March 31, 2006.

Three Months Ended March 31, 2005
Weighted-average risk-free interest rate	4.51%
Dividend yield	—%
Volatility	7%
Expected life in years	7.5
Weighted-average grant date fair value of options issued during the period	$4.27

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement For Well- Capitalized Banks
Total capital to risk-weighted assets	11.61%	10.00%
Tier I capital to risk-weighted assets	10.68%	6.00%
Tier I capital to total assets - leverage ratio	10.89%	5.00%

At March 31, 2006, management believes the Bank is adequately capitalized.

(7)	Preferred Stock

In 2004, the Company sold 480,000 shares of cumulative convertible preferred stock for proceeds of $5,913,000, net of issuance costs of approximately $87,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $10.50 per share (subject to antidilution adjustments) on the earlier of December 31, 2006 or a change of control of the Company. In addition, per share cumulative dividends of shares of preferred stock computed at 6% per annum are payable on December 31, 2005 and 2006. On December 31, 2005, the Company issued 31,384 shares of preferred stock as dividends.

In 2003, the Company sold 225,400 shares of cumulative convertible preferred stock for proceeds of $2,219,000, net of issuance costs of approximately $35,000. The cumulative convertible preferred stock was mandatorily convertible into common stock at a conversion price of $8.10 per share (subject to antidilution adjustments) on September 30, 2005. The Company issued 13,524 and 15,575 shares of preferred stock as dividends on September 30, 2005 and September 30, 2004, respectively. On September 30, 2005, 254,499 shares of preferred stock were converted to 314,270 shares of common stock of the Company.

Cumulative accrued dividends on all preferred stock totaled approximately $90,000 at March 31, 2006.

(8)	Pending Acquisition

On March 16, 2006, the Company entered into an agreement to merge with NBC Capital Corporation (“NBC”). As a result of the merger, each share of common stock of the Company will be converted into the right to receive the merger consideration equal to $20.50, subject to certain potential adjustments. The aggregate merger consideration is approximately $34.8 million. Holders of the Companies common stock may elect to receive their pro rata share of the merger consideration in cash, shares of the common stock of NBC, or a combination of cash and stock; provided, however, that, notwithstanding any elections, in the aggregate, 45% of the merger consideration paid by NBC in connection with the merger will be paid in cash. In addition, each option to purchase the Company’s common stock will be converted into cash in the amount of $20.50 less the exercise price of each such option. This agreement is subject to shareholder and regulatory approval.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2006, except for note 18, as to which the date is March 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 19, 2006

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation

General

SunCoast Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of SunCoast Bank (the “Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a state (Florida) chartered commercial bank providing a variety of community banking services to businesses and individuals through its three banking offices located in Sarasota and Manatee Counties, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2006 were from net deposit inflows of $1.8 million, proceeds from the repayment of securities available for sale of $337,000 and net cash provided by operations of $141,000. Cash was used primarily to originate loans, net of principal repayments, totaling $4.2 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation, Continued

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$3,888

Unused line of credit and construction	$31,328

Standby letters of credit	$702

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Results of Operations

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	11.05%	11.87%	13.29%
Equity to total assets at end of period	10.96%	11.14%	12.51%
Return on average assets (1)	.60%	.77%	0.64%
Return on average equity (1)	5.41%	6.53%	4.80%
Noninterest expenses to average assets (1)	2.42%	2.20%	2.32%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the three month periods.

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$114,926	1,995	6.94%	$86,753	1,352	6.23%
Securities	9,489	108	4.55	9,229	90	3.90
Other interest-earning assets (1)	3,290	30	3.65	3,150	21	2.67

Total interest-earning assets	127,705	2,133	6.68	99,132	1,463	5.90

Noninterest-earning assets	6,020			5,006

Total assets	$133,725			$104,138

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	36,237	230	2.54	40,405	177	1.75
Time deposits	71,491	715	4.00	39,812	317	3.18

Total interest-bearing deposits	107,728	945	3.51	80,217	494	2.46

Federal funds purchased	558	7	5.02	350	2	2.29

Total interest-bearing liabilities	108,286	952	3.52	80,567	496	2.46

Noninterest-bearing liabilities	10,665			9,730
Stockholders’ equity	14,774			13,841

Total liabilities and stockholders’ equity	$133,725			$104,138

Net interest income		$1,181			$967

Interest-rate spread (2)			3.16%			3.44%

Net interest margin (3)			3.70%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.23

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General. Net earnings available to common stockholders for the three months ended March 31, 2006 were $110,000 or $.10 basic and diluted earnings per share, compared to $43,000 or $.06 basic and diluted earnings per share for the three months ended March 31, 2005. The increase in the Company’s net earnings applicable to common stockholders was primarily due to an increase in net interest income and a decrease in preferred stock dividends, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $2,133,000 for the three months ended March 31, 2006 from $1,463,000 for the three months ended March 31, 2005. Interest income on loans increased to $1,995,000 compared to $1,352,000 for the three months ended March 31, 2005, primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 2006 and an increase in the weighted-average yield on loans. Interest on securities increased by $18,000 in 2006 primarily due to an increase in both the average securities balance and the weighted-average yield in 2006.

Interest expense on interest-bearing deposits increased to $945,000 for the three months ended March 31, 2006 as compared to $494,000 for the three months ended March 31, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 and due to an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $78,000 for the three months ended March 31, 2006 compared to $120,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $1,272,000 at March 31, 2006 is adequate.

Noninterest Income. Noninterest income increased to $30,000 during the three month period ended March 31, 2006 compared to $25,000 for the same period in 2005.

Noninterest Expenses. Noninterest expenses increased to $810,000 during the three-month period ended March 31, 2006 compared to $604,000 for the same period in 2005. Noninterest expense increased primarily due to the growth of the Company, the opening of a new banking office and legal fees of $41,000 associated with the pending acquisition.

Income Taxes. Income taxes for the three months ended March 31, 2006 were $123,000 (an effective rate of 38%) compared to income taxes of $102,000 (an effective rate of 38%) for the comparable 2005 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”)).

3.1.1	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed by SunCoast for the quarter ended June 30, 2003).

3.1.2	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing 2004 Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1.2 of the Form 10-QSB filed by SunCoast for the quarter ended March 31, 2005).

3.2	Bylaws of SunCoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

10.1	Employment Agreement dated March 16, 2006 between SunCoast Bank and John S. Wilks.

10.2	Employment Agreement dated March 16, 2006 between SunCoast Bank and William F. Gnerre.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)