Form 10QSB
period 2006-06-30
SUNCOAST BANCORP INC
filed 2006-08-11
CIK 1072695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,055,576 shares
(class)	Outstanding at July 28, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$2,157	2,378
Interest-bearing deposits with banks	14	30
Federal funds sold	526	2,215

Total cash and cash equivalents	2,697	4,623

Securities available for sale	8,808	9,603
Loans, net of allowance for loan losses of $1,343 and $1,194	122,474	112,977
Premises and equipment, net	4,255	3,067
Federal Reserve Bank stock, at cost	418	418
Federal Home Loan Bank stock, at cost	264	202
Accrued interest receivable	509	443
Other assets	856	591

Total assets	$140,281	131,924

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	9,800	11,880
Savings and NOW deposits	8,201	9,109
Money-market deposits	21,956	29,708
Time deposits	84,870	66,138

Total deposits	124,827	116,835

Federal funds purchased	109	—
Other liabilities	532	388

Total liabilities	125,468	117,223

Stockholders’ equity:
Preferred stock, par value $.01 per share, 3,000,000 shares authorized, of which 780,000 designated as mandatorily convertible preferred stock $12.50 liquidation value, of which 511,384 shares issued and outstanding	5	5
Common stock par value $0.01 per share, 10,000,000 shares authorized; 1,055,576 and 1,053,476 shares issued and outstanding as of June 30, 2006 and December 31, 2005	11	11
Additional paid-in capital	15,729	15,709
Accumulated deficit	(667)	(839)
Accumulated other comprehensive loss	(265)	(185)

Total stockholders’ equity	14,813	14,701

Total liabilities and stockholders’ equity	$140,281	131,924

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,169	1,506	4,164	2,858
Securities	96	86	196	176
Other	31	59	69	80

Total interest income	2,296	1,651	4,429	3,114

Interest expense:
Deposits	1,110	637	2,055	1,131
Other borrowings	—	3	7	5

Total interest expense	1,110	640	2,062	1,136

Net interest income	1,186	1,011	2,367	1,978

Provision for loan losses	71	60	149	180

Net interest income after provision for loan losses	1,115	951	2,218	1,798

Noninterest income:
Service charges on deposit accounts	9	9	17	19
Other service charges and fees	32	16	50	30
Other	—	—	4	1

Total noninterest income	41	25	71	50

Noninterest expense:
Salaries and employee benefits	428	330	871	657
Occupancy	170	102	302	203
Professional fees	170	64	252	120
Data processing	46	40	93	83
Stationery and supplies	35	21	69	41
Other	62	68	134	125

Total noninterest expense	911	625	1,721	1,229

Earnings before income taxes	245	351	568	619

Income taxes	93	133	216	235

Net earnings	152	218	352	384

Preferred stock dividend	(90)	(125)	(180)	(248)

Net earnings applicable to common stockholders	$62	93	172	136

Earnings per share:
Basic	$.06	.13	.16	.18

Diluted	$.06	.12	.16	.18

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2006 and 2005

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$7	7	15,109	(1,294)	(36)	13,793

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	384	—	384

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(50)	(50)

Comprehensive income (unaudited)						334

Common stock granted as payment for services (unaudited)	—	—	75	—	—	75

Preferred stock dividend (unaudited)	—	—	—	(248)	—	(248)

Balance at June 30, 2005 (unaudited)	$7	7	15,184	(1,158)	(86)	13,954

Balance at December 31, 2005	5	11	15,709	(839)	(185)	14,701

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	352	—	352

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	(80)	(80)

Comprehensive income (unaudited)						272

Common stock options exercised (unaudited)	—	—	20	—	—	20

Preferred stock dividend (unaudited)	—	—	—	(180)	—	(180)

Balance at June 30, 2006 (unaudited)	$5	11	15,729	(667)	(265)	14,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$352	384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	103	57
Provision for loan losses	149	180
Net amortization of loan costs	(8)	35
Increase in accrued interest receivable	(66)	(43)
(Increase) decrease in other assets	(215)	49
(Decrease) increase in other liabilities	(36)	74

Net cash provided by operating activities	279	736

Cash flows from investing activities:
Principal repayments of securities available for sale	665	761
Purchase of Federal Home Loan Bank stock	(62)	(36)
Net increase in loans	(9,638)	(14,577)
Purchase of premises and equipment	(1,291)	(244)
Purchase of Federal Reserve Bank stock	—	(176)

Net cash used in investing activities	(10,326)	(14,272)

Cash flows from financing activities:
Net increase in deposits	7,992	22,526
Net increase (decrease) in federal funds purchased	109	(1,987)
Proceeds from common stock options exercised	20	—

Net cash provided by financing activities	8,121	20,539

Net (decrease) increase in cash and cash equivalents	(1,926)	7,003

Cash and cash equivalents at beginning of period	4,623	6,878

Cash and cash equivalents at end of period	$2,697	13,881

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,993	1,108

Income taxes	$471	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of tax	$(80)	(50)

Preferred stock dividends payable	$180	248

Common stock granted as payment for services	$—	75

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three- and six- month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

(2)	Loan Impairment and Loan Losses

No loans were identified as impaired at or during the three and six months ended June 30, 2006 and 2005. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,272	984	1,194	864
Provision charged to earnings	71	60	149	180

Balance at end of period	$1,343	1,044	1,343	1,044

There were no nonaccrual loans or loans past due ninety days or more, but still accruing interest at June 30, 2006 or 2005.

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

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30,:
Basic EPS:
Net earnings available to common stockholders	$62	1,055,576	$.06	$93	739,206	$.13

Effect of dilutive securities-Incremental shares from assumed conversion of options	—	37,043		—	25,504

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$62	1,092,619	$.06	$93	764,710	$.12

Six Months Ended June 30,:
Basic EPS:
Net earnings available to common stockholders	$172	1,054,787	$.16	$136	739,206	$.18

Effect of dilutive securities- Incremental shares from assumed conversion of options	—	34,799		—	25,587

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$172	1,089,586	$.16	$136	764,793	$.18

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted during the period ending June 30, 2006; therefore, no stock-based compensation has been recognized in 2006.

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective- transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.

The Company has both an Employee and Director Stock Option Plan. Under the Employee Stock Option Plan, the exercise price of the common stock options must at least equal the fair market value of the common stock at the date of grant. Options granted under this plan are exercisable for 10 years from date of grant and vest in increments of 20% per year commencing one year from grant date. In December 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options. A total of 58,800 shares of common stock have been reserved under this Plan. At June 30, 2006, 800 options remain available for grant.

Under the Director Stock Option Plan, the exercise price of the stock options is the fair market value of the common stock at the date of grant. The options have a ten year term. These options vest in increments of 20% per year commencing one year from grant date. A total of 44,100 shares of common stock have been reserved under this Plan. In December 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options. At June 30, 2006, no options remain available for grant.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock-Based Compensation, Continued

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

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	102,900	$10.78
Exercised	(2,100)	9.52
Forfeited	(800)	17.00

Outstanding and exercisable at June 30, 2006	100,000	$10.75	4.9 years	$935

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $13,608. There were no options exercised in the three months ended June 30, 2006.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Stock-Based Compensation, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net earnings applicable to common stockholders, as reported	$93	$136
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10)	(20)

Proforma net earnings applicable to common stockholders	$83	$116

Basic earnings per share:
As reported	$.13	$.18

Proforma	$.11	$.16

Diluted earnings per share:
As reported	$.12	$.18

Proforma	$.11	$.15

(5)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement For Well- Capitalized Banks
Total capital to risk-weighted assets	11.43%	10.00%
Tier I capital to risk-weighted assets	10.48%	6.00%
Tier I capital to total assets—leverage ratio	10.66%	5.00%

At June 30, 2006, management believes the Bank is adequately capitalized.

(continued)

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Preferred Stock

In 2004, the Company sold 480,000 shares of cumulative convertible preferred stock for proceeds of $5,913,000, net of issuance costs of approximately $87,000. The cumulative convertible preferred stock is mandatorily convertible into common stock at a conversion price of $10.50 per share (subject to antidilution adjustments) on the earlier of December 31, 2006 or a change of control of the Company. In addition, per share cumulative dividends on shares of preferred stock computed at 6% per annum are payable on December 31, 2005 and 2006. On December 31, 2005, the Company issued 31,384 shares of preferred stock as dividends.

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

Cumulative accrued dividends on all preferred stock totaled approximately $180,000 at June 30, 2006.

(7)	Pending Acquisition

On March 16, 2006, the Company entered into an agreement to merge with NBC Capital Corporation (“NBC”). As a result of the merger, each share of common stock of the Company will be converted into the right to receive the merger consideration equal to $20.50, subject to certain adjustments. The aggregate merger consideration is approximately $34.8 million. Holders of the Company’s common stock may elect to receive their pro rata share of the merger consideration in cash, shares of the common stock of NBC, or a combination of cash and stock; provided, however, that, notwithstanding any elections, in the aggregate, 45% of the merger consideration paid by NBC in connection with the merger will be paid in cash. In addition, each option to purchase the Company’s common stock will be converted into cash in the amount of $20.50 less the exercise price of each such option. The Company’s shareholders approved the merger agreement at a special shareholder meeting held on July 11, 2006. Regulatory approval of the merger has also been received. The merger is scheduled to close on August 17, 2006.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six- month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

SunCoast Bancorp, Inc.

Sarasota, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of SunCoast Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2006 and 2005, the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2006, except for note 18, as to which the date is March 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 25, 2006

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

On March 16, 2006, the Company entered into an agreement to merge with NBC Capital Corporation (“NBC”). As a result of the merger, each share of common stock of the Company will be converted into the right to receive the merger consideration equal to $20.50, subject to certain adjustments. The aggregate merger consideration is approximately $34.8 million. Holders of the Company’s common stock may elect to receive their pro rata share of the merger consideration in cash, shares of the common stock of NBC, or a combination of cash and stock; provided, however, that, notwithstanding any elections, in the aggregate, 45% of the merger consideration paid by NBC in connection with the merger will be paid in cash. In addition, each option to purchase the Company’s common stock will be converted into cash in the amount of $20.50 less the exercise price of each such option. The Company’s shareholders approved the merger agreement at a special shareholder meeting held on July 11, 2006. Regulatory approval of the merger has also been received. The merger is scheduled to close on August 17, 2006.

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2006 were net deposit inflows of $8 million, proceeds from the repayment of securities available for sale of $665,000, and net cash provided by operations of $279,000. Cash was used primarily to originate loans, net of principal repayments, totaling $9.6 million.

Off-Balance-Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit, commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s obligations under these financial instruments.

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

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation, Continued

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2006 follows (in thousands):

Contract Amount
Commitments to extend credit	$4,550

Unused lines of credit and construction	$28,405

Standby letters of credit	$824

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Results of Operations

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	10.85%	11.87%	12.68%
Equity to total assets at end of period	10.56%	11.14%	11.46%
Return on average assets (1)	.52%	.77%	0.71%
Return on average equity (1)	4.77%	6.53%	5.53%
Noninterest expenses to average assets (1)	2.53%	2.20%	2.25%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	—%	—%	—%

(1)	Annualized for the six month periods.

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$120,514	$2,169	7.20%	$93,254	$1,506	6.44%
Securities	9,024	96	4.26	8,783	86	3.92
Other interest-earning assets (1)	2,413	31	5.14	7,368	59	3.20

Total interest-earning assets	131,951	2,296	6.96	109,405	1,651	6.04

Noninterest-earning assets	6,647			5,361

Total assets	$138,598			$114,766

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	31,911	238	2.98	38,992	180	1.85
Time deposits	80,855	872	4.31	51,069	457	3.58

Total interest-bearing deposits	112,766	1,110	3.94	90,061	637	2.83

Federal funds purchased	54	—	—	292	3	4.11

Total interest-bearing liabilities	112,820	1,110	3.94	90,353	640	2.84

Noninterest-bearing liabilities	11,014			10,502
Stockholders’ equity	14,764			13,911

Total liabilities and stockholders’ equity	$138,598			$114,766

Net interest income		$1,186			$1,011

Interest-rate spread (2)			3.02%			3.20%

Net interest margin (3)			3.60%			3.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.21

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$117,736	$4,164	7.07%	$90,021	$2,858	6.35%
Securities	9,255	196	4.24	9,005	176	3.91
Other interest-earning assets (1)	2,849	69	4.84	5,270	80	3.04

Total interest-earning assets	129,840	4,429	6.82	104,296	3,114	5.98

Noninterest-earning assets	6,336			5,188

Total assets	$136,176			$109,484

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	34,062	468	2.75	39,694	357	1.80
Time deposits	76,199	1,587	4.17	45,472	774	3.41

Total interest-bearing deposits	110,261	2,055	3.73	85,166	1,131	2.66

Federal funds purchased	305	7	4.59	321	5	3.12

Total interest-bearing liabilities	110,566	2,062	3.73	85,487	1,136	2.66

Noninterest-bearing liabilities	10,841			10,121
Stockholders’ equity	14,769			13,876

Total liabilities and stockholders’ equity	$136,176			$109,484

Net interest income		$2,367			$1,978

Interest-rate spread (2)			3.09%			3.32%

Net interest margin (3)			3.65%			3.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.22

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, federal funds sold and interest-bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General. Net earnings applicable to common shareholders for the three months ended June 30, 2006 was $62,000, or $.06 basic and diluted earnings per share, compared to net earnings applicable to common shareholders of $93,000, or $.13 basic and $.12 diluted earnings per share, for the three months ended June 30, 2005. The decrease in the Company’s net earnings applicable to common shareholders was primarily due to an increase in legal fees and other professional fees associated with the upcoming merger.

Interest Income and Expense. Interest income increased by $645,000 from $1,651,000 for the three months ended June 30, 2005 to $2,296,000 for the three months ended June 30, 2006. Interest income on loans increased $663,000, primarily due to an increase in the average loan portfolio balance from $93.3 million for the three months ended June 30, 2005 to $120.5 million for the comparable period in 2006. The weighted average yield on loans also increased in 2006. Interest on securities increased $10,000, primarily due to an increase in the average securities balance to $9 million in 2006 from $8.8 million in 2005, the average yield also increased to 4.26% in 2006 from 3.92% in 2005.

Interest expense on interest-bearing deposits increased to $1,110,000 for the three months ended June 30, 2006 compared to $637,000 for the three months ended June 30, 2005. Interest expense on interest-bearing deposits increased primarily due to the increase in the average balance from $90.1 million in 2005 to $112.8 million in 2006. The weighted average rate paid also increased in 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $71,000 for the three months ended June 30, 2006 compared to $60,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $1,343,000 at June 30, 2006 is adequate.

Noninterest Income. Noninterest income increased to $41,000 during the three month period ended June 30, 2006 compared to $25,000 for the same period in 2005 primarily due to fees earned on brokerage services.

Noninterest Expenses. Noninterest expenses increased $286,000, or 45.8%, during the three-month period ended June 30, 2006 compared to the same period in 2005, primarily due to the growth of the Company and fees related to the upcoming merger.

Income Taxes. Income taxes for the three months ended June 30, 2006 were $93,000 (an effective rate of 38%) compared to income taxes of $133,000 (an effective rate of 38%) for the comparable 2005 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General. Net earnings applicable to common shareholders for the six months ended June 30, 2006 was $172,000, or $.16 basic and diluted earnings per share compared to a net earnings applicable to common shareholders of $136,000, or $.18 basic and diluted earnings per share, for the six months ended June 30, 2005. The increase in the Company’s net earnings applicable to common shareholders was primarily due to an increase in net interest income and a decrease in preferred stock dividends, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $4,429,000 for the six months ended June 30, 2006, from $3,114,000 for the six months ended June 30, 2005. Interest income on loans increased $1,306,000, primarily due to an increase in the average loan portfolio balance from $90.0 million for the six months ended June 30, 2005 to $117.7 million for the comparable period in 2006. The weighted average yield on loans also increased in 2006. Interest on securities increased $20,000, primarily due to an increase in the average securities balance to $9.3 million in 2006 from $9.0 million in 2005. The weighted average also increased yield from 3.91% in 2005 to 4.24% in 2006.

Interest expense on interest-bearing deposits increased to $2,055,000 for the six months ended June 30, 2006 compared to $1,131,000 for the six months ended June 30, 2005. Interest expense on interest-bearing deposits increased primarily due to an increase in the average balance from $85.2 million in 2005 to $110.3 million in 2006. The weighted average rate paid on interest bearing deposits also increased in 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $149,000 for the six months ended June 30, 2006 compared to $180,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $1,343,000 at June 30, 2006 is adequate.

Noninterest Income. Noninterest income increased to $71,000 during the six month period ended June 30, 2006 compared to $50,000 for the same period in 2005 primarily due to brokerage service fees.

Noninterest Expenses. Noninterest expenses increased $492,000, or 40.03%, during the six-month period ended June 30, 2006 compared to the same period in 2005, primarily due to the growth of the Company and due to merger related expenses.

Income Taxes. Income taxes for the six months ended June 30, 2006 was $216,000 (an effective rate of 38%) compared to income taxes of $235,000 (an effective rate of 38%) for the comparable 2005 period.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNCOAST BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and between NBC Capital Corporation and SunCoast Bancorp, Inc., dated as of March 16, 2006 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated March 16, 2006 and filed by SunCoast on March 17, 2006).

3.1	Restated Articles of Incorporation of SunCoast Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to SunCoast’s Registration Statement No. 333-70231 (the “Registration Statement”)).

3.1.1	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed by SunCoast for the quarter ended June 30, 2003).

3.1.2	Articles of Amendment of the Restated Articles of Incorporation of SunCoast Bancorp, Inc. establishing 2004 Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1.2 of the Form 10-QSB filed by SunCoast for the quarter ended March 31, 2005).

3.2	Bylaws of SunCoast Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SUNCOAST BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNCOAST BANCORP, INC.
(Registrant)

Date: August 11, 2006	By:	/s/ John T. Stafford
John T. Stafford, President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ John S. Wilks
John S. Wilks, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)